Form 10-K
period 1996-06-30
L&B FINANCIAL INC
filed 1996-09-30
CIK 1003292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended June 30, 1996
                          -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ______________ to __________________

                         Commission File Number 0-27142
                                                -------

                             L & B Financial, Inc.
                             ---------------------
             (Exact name of registrant as specified in its charter)

Texas                                           75-0591450
-------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification number)

306 North Davis Street, Sulphur Springs, Texas       75482
----------------------------------------------    -----------
(Address)                                         (Zip Code)

Registrant's telephone number, including area code : (903) 885-2121
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No
     -----    -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K, or any
amendment to this         Form 10-K. [ ]

As of September 19, 1996, the aggregate value of the 1,495,435 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 88,690 shares held by all directors and officers of the Registrant as a group, was approximately $25,142,001 (1,495,435 shares at $16.8125 per share)

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 1996, are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1995 Annual Meeting of Stockholders to be filed within 120 days of June 30, 1996 are incorporated into
Part III, Items 9 through 13 of this Form 10-K.

--------------------------------------------------------------------------------

Exhibit 13 has been omitted and will be filed by amendment.

                                 PART I

ITEM 1. BUSINESS
----------------

General
-------

        L&B Financial, Inc. ("L&B") was incorporated in the State of Texas in November 1995, for the purpose of becoming a savings and loan holding company for Loan and Building State Savings Bank (the "Bank"). On October 17, 1995, the stockholders of the Bank approved a plan to reorganize the Bank into a holding company form of ownership. The reorganization was completed on November 13, 1995, on which date the Bank became the wholly-owned subsidiary of L&B, and the shareholders of the Bank became shareholders of L&B. Prior to the completion of the reorganization, L&B had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Bank, L&B has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities. Accordingly, the information set forth in this report, including the financial statements and related data, relates primarily to the Bank. L&B and the Bank are collectively referred to herein as the "Corporation".

        The Bank is a state-chartered capital stock savings bank headquartered in Sulphur Springs, Texas. The Bank converted from mutual to stock form of ownership on October 14, 1994 through the sale and issuance of 1,667,500 shares of common stock at $10.00 per share, resulting in total net proceeds to the Bank of approximately $16,000,000. The Bank was known as Sulphur Springs Loan and Building Association until October 1995 when the stockholders voted to convert to a state savings bank charter. The Bank received regulatory approval and converted in November of 1995.

        The business of the Corporation consists primarily of attracting deposits from the general public and originating loans on residential properties located in the northeast Texas counties of Hopkins, Camp, Franklin, Morris, Titus and Bowie. The Corporation also makes commercial real estate, construction (both residential and commercial) and consumer loans and invests in obligations of the federal government and its agencies and obligations of state and local governments. The Corporation's primary lending focus has been the origination of longer term, adjustable-rate mortgage loans for its portfolio. The Corporation originates fixed-rate mortgage loans through its mortgage banking operations for sale into the secondary market. The principal source of funds for the Corporation's lending and investment activity include deposits received from the general public, interest and principal repayments on loans and, to a lesser extent, borrowing from the Federal Home Loan Bank of Dallas ("FHLB"). The Corporation's primary source of income is interest earned on loans and investment securities. The Corporation's principal expense is interest paid on deposit accounts and borrowings and expenses incurred with operating the Corporation.

        The Bank was originally chartered in 1890 and is subject to examination and comprehensive regulation by the Texas Savings and Loan Department (the "Department"), which is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund, which provides the Bank's deposit insurance coverage. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and a member of the FHLB. For additional information, see "Regulation".

        The Corporation's operations are conducted through its main office located at 306 North Davis Street, Sulphur Springs, Texas, and five full service branches located in Mt. Vernon, Mt. Pleasant, Daingerfield, Pittsburg and Texarkana, Texas. The Texarkana office was approved in the fall of 1995 and opened in March 1996. For additional information, see "Properties".

Selected Financial and Other Data
---------------------------------

        The information contained in the tables captioned "Selected Consolidated Financial and Other Data" contained in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996 ("Annual Report") is attached hereto and incorporated herein by reference.

Lending Activities
------------------

        GENERAL. The Corporation's net loan portfolio totaled approximately $66,352,000 at June 30, 1996, representing approximately 46.0% of total assets. The principal lending activity of the Corporation is the origination of one-to-four family residential mortgage loans. As of June 30,1996, $40,619,000, or 58.5%, of the total loan portfolio consisted of loans secured by one-to-four family residential property, of which 60.0%, or $24,403,000, were adjustable-rate mortgage loans. To a lesser extent, the Corporation originates other mortgage loans secured by commercial real estate and multi-family residential property, which totaled $12,616,000 and $5,228,000 at June 30, 1996. The Corporation also offers construction and land loans on single-family residential property, multi-family residential property and commercial property. Loans of this type were $6,429,000, or 9.3% of the total loan portfolio at June 30, 1996. Consumer loans are made as a service to our customers and consist of loans on deposits, automobile loans, loans secured by other property and unsecured loans. Consumer loans totaled $4,528,000 at June 30, 1996 and represented 6.5% of the total loan portfolio outstanding at that date.

        Set forth below is the selected data relating to the composition of the Corporation's loan portfolio by type of loan on the dates indicated (dollars in thousands).

                                                   At June 30,
                                                   -----------
                                            1996                1995
                                            ----                ----
                                     Amount       %      Amount       %
                                   ---------------------------------------
Real estate loans :
  One-to-four family residential     $40,619    58.52%   $38,353    61.13%
  Multi-family residential             5,228     7.53%     3,755     5.98%
  Commercial real estate              12,616    18.17%    11,611    18.50%
  Construction and land loans          6,429     9.26%     5,320     8.48%
                                   ---------------------------------------
  Total real estate loans             64,892    93.48%    59,039    94.09%

Consumer and other loans:
  Loans secured by deposits            1,772     2.55%     1,576     2.51%
  Other loans (1)                      2,756     3.97%     2,133     3.40%
                                   ---------------------------------------
  Total consumer and other loans       4,528     6.52%     3,709     5.91%
                                   ---------------------------------------
  Total loans receivable              69,420   100.00%    62,748   100.00%

Less:
  Undisbursed loans in process        (2,230)             (2,248)
  Unearned discounts                     (82)               (260)
  Allowance for loan losses             (756)               (858)
                                   ---------------------------------------
Net loans receivable                 $72,488             $66,114
                                   =======================================

(1) Includes primarily automobile loans, mobile home loans and unsecured consumer loans.

The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Corporation's loan portfolio based on contractual terms to maturity (dollars in thousands).



                                                    Due After
                                        Due            One         Due After
                                       Within      through Five      Five      Total
                                      One Year        Years          years
                                      ------------------------------------------------
One-to-four family residential        $  237         $2,695         $37,687   $40,619

Multi-family residential                   0            914           4,314     5,228

Commercial real estate                    54          1,924          10,638    12,616

Construction and land loans            4,475            395           1,559     6,429

Consumer and other loans               2,099          2,223             206     4,528
                                      -----------------------------------------------
Total                                 $6,865         $8,151         $54,404   $69,420
                                      ===============================================

        Demand loans, having no stated schedule of repayments and no stated maturity and overdrafts are reported as due within one year. The table above does not include any estimate of prepayments, which can significantly shorten the average life of mortgage loans. The actual average life of mortgage loans is substantially less than the contractual term because of loan repayments and the enforcement of due-on-sale clauses which gives the Corporation the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the loan and mortgage.
The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when current mortgage loan rates are substantially lower than rates on existing mortgage loans.

        The following table sets forth the dollar amount of loans as of June 30, 1996 which have fixed rates of interest and which have adjustable rates of interest (dollars in thousands).


                                  Fixed Rate  Adjustable Rate    Total
                                 --------------------------------------
One-to-four family residential     $16,216        $24,403       $40,619

Multi-family residential             1,718          3,510         5,228

Commercial real estate               4,089          8,527        12,616

Construction and land loans          5,331          1,098         6,429

Consumer and other loans             4,528              0         4,528
                                 --------------------------------------
Total                              $31,882        $37,538       $69,420
                                 ======================================

        ONE-TO-FOUR FAMILY RESIDENTIAL LOANS. The Corporation has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on one-to-four family residences. At June 30, 1996, the Corporation's one-to-four family residential loans totaled $40,619,000, representing 58.5% of its total loan portfolio. As of such date the average balance of the Corporation's one-to-four family mortgage loans was approximately $38,000.

        Federal regulations permit a maximum loan-to-value ratio of 100% for one-to-four family dwellings and 80% for all other real estate loans. The Corporation's lending policies, however, limit the maximum loan-to-value ratio on one-to-four family real estate loans to 80% of the lesser of the appraised value or the purchase price. Any single-family real estate loan made in excess of 80% is required to have private mortgage insurance, or additional collateral. The Corporation generally originates one-to-four family loans that are less than the maximum permissible under applicable regulations and in accordance with sound lending practices, market conditions and applicable underwriting standards. As a matter of policy, the Corporation typically does not make one-to-four family mortgage loans in excess of $350,000.

        The Corporation offers fixed-rate, one-to-four family residential loans with terms up to 30 years and adjustable-rate one-to-four family loans with terms up to 25 years. One-to-four family residential loans are amortized on a monthly basis with principal and interest due each month. All residential mortgage loans customarily include "due-on-sale" clauses which are provisions giving the Corporation the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. Substantially all of the Corporation's one-to-four family residential mortgage loans are "conventional" mortgage loans. At June 30, 1996, the Corporation had $144,000 of loans insured by the Federal Housing Administration or partially guaranteed by the Department of Veterans Affairs.

        The Corporation is aware of the risks inherent in originating fixed-rate, one-to-four family residential loans for its portfolio but recognizes the need to respond to the market demand of fixed-rate loans. As a result, the Corporation has emphasized 10-year and 15-year fixed-rate, one-to-four family loans, both with minimal closing costs for inclusion in its loan portfolio. Substantially all fixed-rate, one-to-four family mortgage loans with terms greater than 15 years are originated and underwritten using secondary mortgage market criteria for sale into the secondary mortgage market. The sale of these loans reduces the Corporation's exposure to interest rate risk. At June 30, 1996, the Corporation had $16,216,000 of fixed-rate, one-to-four family mortgage loans.

        The Corporation offers adjustable-rate, one-to-four family mortgage loans ("ARM's") in order to decrease the vulnerability of its operations to changes in interest rates. The demand for adjustable-rate loans in the Corporation's primary market area is a function of several factors, including the level of current market interest rates, expectations as to the future direction of movements in interest rates and the difference between the interest rates offered for fixed-rate loan products with those available on adjustable-rate loan products. Customers generally prefer ARM's during periods of relatively high interest rates and fixed-rate loans during periods of relatively low interest rates. The Corporation's residential ARM's are fully amortizing loans with contractual maturities of up to 25 years. Substantially all of the ARM's in its portfolio have interest rates that adjust on an annual basis in accordance with a designated index. The Corporation currently offers ARM's with either a 2% limit on the rate adjustment per period and a 5% limit on the rate adjustment over the life of the loan or a 1% limit on the rate adjustment per period and a 3% limit on the rate adjustment over the life of the loan. ARM's with the one and three caps have a higher initial interest rate. The Corporation's underwriting standards for ARM's require that it assess a potential borrower's ability to make principal and interest payments assuming a 2% increase in the interest rate from the rate at the time of origination. The Corporation's ARM's are not convertible into fixed-rate loans, are assumable only with Bank approval, do not contain prepayment penalties and do not produce negative amortization. At June 30, 1996, the Corporation had $24,403,000 of adjustable-rate, one-to-four family residential loans.

        COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL LOANS.  At June
30, 1996, $5,228,000, or 7.5% of the Corporation's total loan portfolio consisted of loans secured by multi-family residential real estate, and $12,616,000, or 18.2%, of the Corporation's total loan portfolio consisted of loans secured by commercial real estate. The Corporation's commercial real estate loans include loans secured by churches, retirement homes, shopping centers, small office buildings and family-type business establishments while multi-family residential loans are secured primarily by small apartment buildings. At June 30, 1996, the Corporation's commercial and multi-family real estate loans were secured by properties located in the Bank's primary market areas with an average loan balance of approximately $162,000. The largest loan to any one borrower amounted to approximately $2,000,000. In the aggregate, commercial real estate loans and multi-family residential loans amounted to 25.7% of the Corporation's total loan portfolio at June 30, 1996, and management currently anticipates that commercial real estate and multi-family residential loans will continue to comprise a substantial portion of the loan portfolio in the future.

        Commercial real estate and multi-family loans have terms of up to 25 years and loan-to-value ratios are limited to a maximum of 75%. The loan-to-value ratio and term to maturity are based upon the age of the applicable structure, condition of repair and remaining economic life. The Corporation originates both fixed-rate and adjustable-rate commercial and multi-family real estate loans. At June 30, 1996, $12,037,000 of the Corporation's commercial real estate and multi-family residential real estate loans had adjustable-rates of interest.

        The Corporation requires appraisals of all properties securing commercial and multi-family residential real estate loans. Depending upon the size of the loan, appraisals are performed by either an in-house appraiser or an independent fee appraiser designated by the Corporation. All appraisals are reviewed by management. In originating multi-family residential and commercial real estate loans, the Corporation considers the quality and location of the real estate, the credit quality of the borrower, corporate cash flows and the quality of management involved with the property. Commercial and multi-family residential real estate loans to corporations require the personal guaranty of the entity's controlling stockholders. Hazard insurance is required as well as flood insurance if the property is located in a designated flood zone.

        The following table presents information as to the Corporation's commercial and multi-family real estate lending portfolio as of June 30, 1996 by type of project (dollars in thousands).

                                                            Outstanding
                                           Number of     Principal Balance
                                             Loans
                                           -------------------------------
Shopping center                                3             $     900

Church                                        18                   943

Retirement home                                4                 2,836

Small retail                                  55                 7,655

Multi-family residential (1)                  24                 5,228

Office building                                6                   282
                                           --------------------------------
Total                                        110             $  17,844
                                           ================================

(1) Primarily represents multi-family loans secured by small apartment buildings.


        CONSTRUCTION AND LAND LOANS. The Corporation makes land loans primarily to individuals for the acquisition of both improved and unimproved land. Construction loans are originated for the construction of residential and commercial properties. Residential construction loans are made to individuals for the construction of their residence and to approved builders for the construction of presold and unsold (speculative) properties. Although these loans afford the Corporation the opportunity to achieve higher interest rates and fees with shorter terms to maturity than do one-to-four family permanent mortgage loans, construction financing is generally considered to involve a higher degree of risk. The Corporation's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of value proves inaccurate, the Corporation may be confronted at, or prior to, maturity of the loan, with a projection of value which is insufficient to assure full repayment. If the estimate of construction cost or salability of the property upon completion of the project proves inaccurate, the Corporation may be required to advance funds beyond the amount originally committed to permit completion of the project. Speculative construction loans carry more risk than other construction loans originated by the Corporation because the payoff for the loan is dependent upon the builder's ability to sell the property prior to the time the construction loan is due. The Corporation attempts to mitigate these risks by among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction. At June 30, 1996, construction and land loans amounted to $6,429,000, or 9.3% of the Corporation's total loan portfolio.

        Construction and land loans are generally limited to the Bank's primary lending area and generally have terms that do not exceed one year. Construction loans are originated and closed separately from the permanent financing on the structure, however, the borrower must have obtained a commitment for permanent financing from the Corporation before the construction loan is closed. Construction loans are typically interest only. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent loans. Loan disbursements occur only after an inspection of the site has been made and documented by the Bank's appraiser.

        CONSUMER LOANS. Subject to the restrictions contained in federal and state regulations, the Corporation is authorized to make loans for a wide variety of personal, or consumer purposes. The Corporation's consumer loan portfolio consists primarily of loans secured by savings accounts, automobiles and recreational vehicles. As a service to our customers, the Corporation from time to time will make an unsecured loan based on the financial strength of the borrower. Consumer loans totaled $4,528,000 and represented 6.5% of the total loan portfolio at June 30, 1996.

        Loans secured by savings deposit accounts equaled to $1,772,000 and represented 39.1% of the outstanding consumer loan portfolio at June 30, 1996. The portion of these loans that are secured by certificates of deposit are structured to mature on the same date as the maturity date of the certificate of deposit securing them. Loans secured by passbook accounts mature in six months. Holds are placed on all deposit accounts that are pledged as collateral to eliminate the possibility of withdrawals that would result in the pledged deposit balance being lower than the loan balance. Such loans are originated for up to 90% of the account balance and typically require semi-annual payments of interest only.

        Automobile loans, recreational vehicle loans and unsecured consumer loans were $2,756,000 and represented 4.0% of total loans receivable at June 30, 1996. For loans secured by automobiles, boats and recreational vehicles, the Corporation retains the original certificate of title to the collateral until the loan is paid in full. Borrowers must provide proof of collision coverage and any other applicable loss coverage as a condition of the loan. A condition report is required on all used auto, boat and recreational vehicle loans. There is a minimum loan amount of $1,000 for consumer loans. The maximum loan amount is determined by the published value of the collateral, such as NADA value for an automobile, and applicable loan-to-value ratios.

        Consumer loans generally involve more credit risk than mortgage loans because of the type and nature of the collateral. Collection of consumer loans is dependent upon the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, the repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Corporation has attempted to limit these greater risks generally associated with consumer lending by emphasizing loans secured by savings accounts at the Corporation.

        ORIGINATION, PURCHASE AND SALE OF LOANS. The mortgage lending activities of the Corporation are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Corporation's Board of Directors and management. Loan originations come primarily from walk-in customers and begin with an initial interview with an officer of the Bank for the purpose of obtaining a formal application. Upon receipt of a loan application from a perspective borrower, a credit report is ordered to verify specific information relating to the applicant's employment, income and credit standing. This information may be verified by personal contacts with other reference sources. An appraisal of the real estate intended to secure the proposed loan is undertaken by a pre-approved, qualified, independent appraiser. As soon as the required information has been obtained and the appraisal complete, the information is reviewed for compliance with corporate underwriting standards. Single-family residential loans up to $50,000 can be approved by a loan officer. Loans in excess of $50,000 are submitted to the President or the Board of Directors for review and approval. The President has the authority to approve residential mortgage loans up to $150,000. Residential mortgage loans in excess of $150,000 require approval of the Board of Directors.

        After a loan is approved, it is the Corporation's policy to record a lien on the real estate securing the loan and to obtain a title insurance policy which insures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance policies prior to closing. Flood insurance is required for properties located in an area designated as flood plain by the Department of Housing and Urban Development.

        The Corporation originates both fixed-rate and adjustable-rate mortgage loans. Substantially all fixed-rate loans with terms in excess of fifteen years are underwritten to secondary market guidelines and closed pursuant to commitments to sell such loans in the secondary market as part of the Corporation's asset/liability management program. Mortgage loans underwritten for specific government programs, such as Farmers Home Administration or the Veterans Administration, are sold "servicing released" with the Corporation receiving compensation for the value of the servicing rights sold and origination fees charged to the customer. Conventional fixed-rate mortgage loans are sold "servicing retained" with the Corporation receiving 25 basis points to service the loans. All sales of conventional loans were cash sales with no recourse provisions. Governmental loans sold were cash sales with the purchaser having the right to require the Corporation to repurchase the loan if the loan defaults in the first twelve months.

        The Corporation has sold participation interests in large commercial mortgage loans to other financial institutions to reduce the Corporation's exposure to any one project.

        Historically, the Corporation has not been an active purchaser of loans. The Corporation did not purchase any loans during fiscal 1996, 1995, 1994.

        The following table sets forth certain information with respect to loans originated, sold and repaid for the time periods indicated (dollars in thousands).

                                                Year Ended June 30,
                                        -------------------------------------
                                           1996         1995        1994
                                        -------------------------------------
Loan Originations:
   Single-family residential            $ 17,600     $  7,960    $ 11,645
   Multi-family residential                1,236        1,122         647
   Commercial real estate                  6,386        2,024       3,648
   Construction and land loans             7,630        6,780       4,211
   Consumer and other loans                5,657        4,080       2,464
                                        -------------------------------------
 Total loans originated                   38,509       21,966      22,615
                                        =====================================

Loans sold and principal repayments:
   Loans sold                             (8,652)      (3,846)     (9,427)
   Principal repayments                  (20,801)     (11,669)    (14,950)
                                        -------------------------------------
Total                                    (29,453)     (15,515)    (24,377)
                                        -------------------------------------
Decrease (increase) in other items           121         (246)         93
Net increase (decrease) in
 loan portfolio                         $  9,177     $  6,205    $ (1,669)
                                        =====================================

        LOAN SERVICING ACTIVITIES. In addition to servicing loans held in its portfolio, the Corporation services one-to-four family residential real estate loans sold to the secondary market. The servicing portfolio consists of single-family residential real estate loans sold to Federal National Mortgage Corporation ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). Servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, supervising foreclosures in the event of unremedied defaults and general administration of the loans. The aggregate unpaid principal balance of loans serviced for others at June 30, 1996 was $21,669,000.

        LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans and the fees charged in connection with closing a loan (closing costs), the Corporation charges origination fees or "points" for originating longer term, fixed-rate loans. Loan origination fees are usually a percentage of the principal amount of the mortgage loan and typically range between .5% and 2%, depending on the terms and conditions. The Corporation also offers loan products that require no origination fees.

        Other fees charged and collected by the Corporation include late charges applied to delinquent payments and fees collected in connection with loan modifications. The Corporation charges a 5% late charge fee on payments delinquent 15 days or more. The late charge is calculated as 5% of the delinquent monthly principal and interest payment amount. The Corporation charges certain fees for new loan originations, modification of existing loans and loan assumptions where applicable. Late charges and other fees do not constitute a material source of income.

        In 1988, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 91, "Accounting for Nonrefundable Fees and Costs Associated with the Originating or Acquiring of Loans and Initial Direct Costs of Leasing" ("SFAS 91") which requires the amortization of all loan fees collected in excess of the Corporation's cost to originate that loan over the life of the loan using the level yield method. Prior to the issuance of SFAS 91, all loan fees were generally immediately recognized as income. As of June 30, 1996, the Corporation had net deferred loan fees of approximately $57,000.

        DELINQUENT LOANS. When a borrower fails to make a scheduled loan payment, the Corporation contacts the customer in an effort to bring the loan current. In general, contacts are made after a mortgage loan is more than 15 days past due. A delinquent notice is sent and a late charge imposed after the mortgage loan payment is 15 days past due. If a delinquency on a mortgage loan reaches 90 days and is not cured through the Corporation's normal collection process, or an acceptable arrangement is not worked out with the borrower, the Corporation will implement measures to remedy the default, including foreclosure action or, in special circumstances, accepting a voluntary deed in lieu of foreclosure from the borrower. Defaults are cured promptly in most cases .

        Consumer installment loans that are five days past due are sent a delinquent notice. When an installment loan that is collateralized with real or personal property becomes 90 days past due, title and possession of the property is taken.

        The following table sets forth (dollars in thousands) information concerning delinquent loans as of the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts past due.


                                             June 30,
                                             --------
                          1996                 1995                  1994
                   -------------------------------------------------------------
                           % of Total           % of Total            % of Total
                   Amount     Loans      Amount    Loans      Amount     Loans
                   -------------------------------------------------------------
30 to 59 days      $ 470       0.71%     $ 3,320    5.59%     $ 2,162     4.06%

60 to 89 days        177       0.27%         934    1.57%         835     1.57%

90 days and over     129       0.19%         193    0.32%         219     0.41%
                   -------------------------------------------------------------
Total              $ 776       1.17%     $ 4,447    7.48%     $ 3,216     6.04%
                   -------------------------------------------------------------

        NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Loan are placed on a non-accrual when, in the opinion of management, the probability of continued performance is deemed insufficient to warrant further accrual. Generally, the Corporation places all loans more than 90 days past due on non-accrual status. Subsequent payments are applied to either the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. A loan is returned to accrual status when the loan has been brought current and, in the opinion of management, the borrower's ability to pay as agreed has been restored.

        Real estate acquired through foreclosure, or a deed in lieu of foreclosure, is classified as real estate acquired in the settlement of loans. When the property is acquired, it is recorded at the lower of the recorded investment in the property or its fair value, whichever is less. The recorded investment is the sum of the unpaid principal balance, accrued interest as of the date of acquisition and acquisition costs associated with the property. If the recorded investment in the property exceeds its fair value, the excess is charged to the allowance for loan losses at the time of acquisition. Any subsequent write-downs and costs associated with holding and maintaining the property are charged to earnings.

        Under generally accepted accounting principles, the Corporation is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Corporation would not otherwise consider. Debt restructurings and/or loan modifications do not necessarily always constitute troubled debt restructurings and troubled debt restructurings do not necessarily result in non-accrual loans. Troubled debt restructuring amounted to $120,000 as of June 30, 1996.

        The following table set forth information with respect to the Corporation's non-performing assets at the periods indicated (dollars in thousands).

                                                     June 30,
                                                     --------
                                            1996       1995         1994
                                          --------------------------------
Non-accruing loans:
  Single-family residential               $ 137        $  163       $  84
  Multi-family residential                    -             -           -
  Commercial real estate                      -             -           -
  Construction and land                       -             -           -
  Consumer and other                          -            27          27
                                          --------------------------------
  Total non-accruing loans                  137           190         111
                                          --------------------------------
Accruing loans greater than 90
     days delinquent
  Consumer and other                          -             3         108
                                          --------------------------------
Total nonperforming loans                   137           193         219
                                          --------------------------------
Real estate acquired through foreclosure    353           294         380
                                          --------------------------------
Total nonperforming assets                  490           487         599
Troubled debt restructuring                 120           118         114
                                          --------------------------------
Total nonperforming assets and
     troubled debt restructuring          $ 610        $  605       $ 713
                                          ================================
Total nonperforming loans and
     troubled debt restructuring as
     a percentage of total loans           0.92%         1.02%       1.34%

Total nonperforming assets and
     troubled debt restructuring as
     a percentage of total assets          0.42%         0.45%       0.61%

        During the year ended June 30, 1996, the Corporation recognized no interest income on loans past due 90 days or more, whereas, under the original terms of these loans, the Corporation would have recognized additional interest income of approximately $1,000 .


        CLASSIFIED ASSETS. State and federal regulations require that each insured savings bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and present a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. A fourth category, designated "special mention", is for assets which contain deficiencies but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as "substandard", "doubtful" or "loss". Potential losses in assets classified as "substandard" or "doubtful" may require additions to the institution's general allowance for loan loss. If an asset or portion thereof is classified "loss", the insured institution must either establish a specific allowance for loan loss in the amount of 100% of the portion of the asset classified "loss", or charge-off such amount. General loss allowances established to cover possible losses related to assets classified "substandard" or "doubtful" may be included in determining an institution's regulatory capital. Federal examiners may disagree with an insured institution's self classifications and corresponding reserve amounts and may require the institution to reclassify assets and adjust reserves accordingly.

        The Corporation's total classified assets as of June 30, 1996 amounted to $532,000, or 0.37% of total assets.

        ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated loan loss at a level which management considers adequate to absorb losses inherent in the loan portfolio at each reporting date. Management's estimation of this amount includes a review of all loans for which full collection is not reasonably assured. Management considers, among other factors, prior years' loss experience, current and anticipated economic conditions, distribution of portfolio loans by risk class and the estimated value of underlying collateral. Although management uses the best information available to make determinations with respect to the provisions for loan loss, additional provisions for loan losses may be required in the future should economic or other conditions change substantially. In addition, the Department and the FDIC, as an integral part of their examination process, periodically review the Corporation's allowance for loan loss and may require the Corporation to recognize additions to such allowance based on their judgment about information available to them at the time of their examination.

INVESTMENT ACTIVITIES.

        INVESTMENT AND MORTGAGE-BACKED SECURITIES. The Corporation has the authority under state and federal regulation to invest in certain types of investment securities, including United States Treasury obligations, securities of various federal agencies, state and municipal governments, certificates of deposits in federally insured institutions, certain banker's acceptances and federal funds. Subject to various restrictions, the Corporation may also invest in commercial paper, corporate debt securities and mutual funds.

        The Corporation's investment and mortgage-backed securities portfolio is managed in accordance with the Corporation's Investment Policy adopted by the Board of Directors and administered by the Investment Committee. The stated goals of the investment policy are to maximize the return on the portfolio while maintaining the liquidity necessary to effectively manage the operations of the Corporation.

        Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investmentsin Debt and Equity Securities" ("SFAS 115"). Concurrent with the adoption of the Statement, management reevaluated its intent with respect to its portfolio. No reclassifications were deemed appropriate and all of the Corporation's investment and mortgage-backed securities were classified as held-to-maturity.

        In response to the high number of inquiries received by the industry with respect to SFAS 115 and its implementation, the Financial Accounting Standards Board ("SFAS") issued A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities ("the Guide") in November 1995. In connection with the issuance of the Guide, the FASB created a one time window through which a company could reevaluate its SFAS 115 classifications and reclass securities as deemed necessary for purposes of SFAS
115. Securities reclassified during this window of opportunity would not "taint" remaining SFAS 115 classifications. This window closed December 31, 1995. As permitted by the Guide, the Corporation reevaluated it SFAS 115 classifications and reclassified approximately $28,421,000 of investments and mortgage-backed securities from held-to-maturity to available-for-sale.

        The following table sets forth the Corporation's investment and mortgage-backed securities portfolio as of the dates indicated (dollars in thousands).

                                                    June 30,
                                                    --------
                                         1996                    1995
                               ------------------------------------------------
                                Amortized  Percent of    Amortized   Percent of
                                   Cost    Portfolio        Cost     Portfolio
                               ------------------------------------------------
Investment Securities:

    U.S. Government and
     agency obligations        $ 13,352      20.75%      $ 16,595      26.03%
    Municipal bonds                 784       1.22%           818       1.28%
    Equity securities             1,266       1.98%           202       0.32%
                               ------------------------------------------------
Total investment securities      15,402      23.95%        17,615      27.63%
                               ------------------------------------------------
Mortgage-backed securities:

    FHLMC                         8,851      13.76%        11,428      17.92%
    FNMA                          4,313       6.70%         7,312      11.47%
    GNMA                          6,763      10.51%         7,985      12.52%
    CMO's                        29,002      45.08%        19,419      30.46%
                               ------------------------------------------------
Total Mortgage-backed
 securities                      48,929      76.05%        46,144      72.37%
                               ------------------------------------------------
Total investment and
 mortgage-backed securities    $ 64,331     100.00%      $ 63,759     100.00%
                               ================================================

        The fair value of the Corporation's investment and mortgage-backed securities portfolio was $64,218,000 and $63,842,000 at June 30, 1996 and 1995, respectively.

        Management purchases both fixed-rate and adjustable-rate mortgage-backed securities, from FHLMC, FNMA and GNMA with maturities from five to forty years. The Corporation also purchases adjustable-rate Small Business Administration ("SBA") securities that carry the full faith and credit of the U.S. government.

        The Corporation purchases mortgage derivative securities in the form of collateralized mortgage obligations (CMO'S) and structured notes. CMO's that are purchased must qualify as investment grade and be considered non-high risk for inclusion in the investment portfolio. CMO's that do not meet this criteria are not purchased. If a CMO should fail either of these tests subsequent to its purchase and the results appear irreversible, the CMO is disposed of in the most prudent and timely manner possible. The amortized cost and fair value of the CMO's at June 30, 1996 were approximately $29,002,000 and $29,046,000, respectively. The Corporation does not purchase CMO's for speculative or hedging purposes.

        The Corporation has purchased structured notes for investment purposes. These include step-up bonds, single-index floaters and dual-index floaters. While these types of investments possess minimal credit risk due to the federal guarantee backing the issuing U.S. government agencies, they do possess liquidity risk and interest rate risk. While all financial instruments are subject to interest rate risk and liquidity risk, structured notes are more sensitive because of the regulatory concerns and differing note structures (call provision, rate adjustments, etc.). The Corporation had approximately $9,100,000 in structured notes as of June 30, 1996 with a fair value of approximately $8,400,000. See notes 1 and 2 of the Notes to Consolidated Financial Statements for more information regarding investment and mortgage-backed securities.

        The Corporation is required by regulation to maintain a minimum amount of liquid assets which may be invested in specified marketable securities and is also permitted to make certain other investments. The Corporation's liquidity requirement at June 30, 1996 was $10,400,000. At that date the Corporation held approximately $68,200,000 in liquid funds, well in excess of regulatory requirements. The following table sets forth at amortized cost the maturities and weighted average yields of the Corporation's investment and mortgage-backed securities portfolio at June 30, 1996 (dollars in thousands).


                                  Less than            One to Five           Five to Ten          Over Ten
                                  One Year                Years                 Years              Years                 Total
                              -----------------------------------------------------------------------------------------------------
                              Amount     Yield     Amount    Yield      Amount     Yield      Amount     Yield     Amount     Yield
                              -----------------------------------------------------------------------------------------------------
U.S. Government and agency
 securities                   $3,765      4.30%    $ 8,109    5.19%     $  997      7.97%     $   481     6.38%    $13,352     5.19%


Municipal securities             155      6.95%        431    4.70%         40      6.00%         159     5.32%        785     4.84%


Mutual funds                       0      0.00%          0    0.00%          0      0.00%       1,264     5.13%      1,264     5.13%


FHLB stock                         0      0.00%          0    0.00%          0      0.00%         751     6.00%        751     6.00%


FNMA stock                         0      0.00%          0    0.00%          0      0.00%           2        -           2        -

FHLMC mortgage-backed
 securities                      675      6.95%        764    7.72%      2,184      7.30%       5,228     6.98%      8,851     7.12%


FNMA mortgage-backed
 securities                        0      0.00%        306    7.17%      2,098      6.92%       1,909     6.64%      4,313     6.81%


GNMA mortgage-backed
 securities                        0      0.00%         44    8.39%        410      8.43%       6,309     6.64%      6,763     6.76%


CMO's                             73      7.02%        860    5.95%      1,047      6.96%      27,022     6.90%     29,002     6.88%

                              -----------------------------------------------------------------------------------------------------
Total                          4,668      4.73%     10,514    5.49%      6,776      7.29%      43,125     6.78%     65,083     6.45%

                              =====================================================================================================

At June 30, 1996, approximately $4,965,000 of debt securities and $32,894,000 of mortgage-backed securities were adjustable-rate securities.

DEPOSITS AND BORROWINGS

        GENERAL. Deposits are the major source of the Corporation's funds for lending and other investment purposes. In addition to deposits, the Corporation derives funds from principal repayments and interest payments on loans and mortgage-backed securities. Loans and mortgage-backed securities repayments of principal and interest payments are a relatively stable source of funds, typically slowing as rates rise and accelerating as rates fall. Borrowings are used on a short-term basis to compensate for reductions in the availability of funds from other sources and for general business purposes.

        DEPOSITS. Local deposits are, and traditionally have been, the primary source of the Corporation's funds for use in lending and for other general business purposes. The Corporation offers a number of deposit accounts including negotiable order of withdrawal ("NOW") accounts, money market savings accounts, savings accounts, individual retirement accounts ("IRAs") and certificate of deposit accounts. Deposit accounts vary as to withdrawal provisions, deposit provisions and interest rates.

        The Corporation adjusts the interest rates offered on its deposit accounts as necessary so as to remain competitive with other financial institutions in its market area. The Corporation does not solicit brokered deposits.

        Savings deposits in the Corporation at June 30, 1996 were represented by the various types of savings programs described below:

                                           Weighted          Minimum      Balance     Percentage
                                       Average Interest      Balance       (In         of Total
                                             Rate            Required     Thousands)   Deposits
                                       ---------------------------------------------------------
NOW Accounts :

     Commercial                              0.00%            $  500       $  1,949       1.86%

     Noncommercial                           1.71%            $  500          3,550       3.40%

Money market checking accounts               3.12%            $1,000          7,751       7.41%

Savings accounts                             3.28%            $    5          4,794       4.58%
                                       --------------------------------------------------------
Total checking and savings deposits                                          18,044      17.25%
                                       --------------------------------------------------------
Certificates of deposits                     5.41%            $  500         63,396      60.63%

IRA's                                        5.63%            $  250          7,629       7.30%

Money Market CD's                            4.81%            $2,500         15,496      14.82%
                                                                           --------------------
Total certificates of deposits                                               86,521      82.75%
                                                                           --------------------
Total deposits                                                             $104,565     100.00%
                                                                           ====================

          The following table sets forth the Corporation's time deposits
classified by rate as of the dates indicated (dollars in   thousands).

                                        June 30,
                                  -------------------------
                                  1996     1995     1994
                                  -------------------------
0.00 - 3.99%                      $   995  $13,213  $58,238

4.00 - 5.99%                       74,021   62,504   23,689

6.00 - 7.99%                       11,505    7,366       13

8.00 - 10.00%                           0      877       49
                                  -------------------------
Total                             $86,521  $83,960  $81,989
                                  =========================

        The following sets forth the amounts and maturities of the Corporation's time deposits by specified interest rates at June 30, 1996.

                                     Amount Due in
                   -----------------------------------------------------
                                            Two to
                   One Year      One to     Three
     Rate          or Less     Two Years    Years     Thereafter  Total
                   -----------------------------------------------------
 0.00 - 2.99%      $   995        $    0    $    0      $    0   $   995

 3.00 - 5.99%       63,311         7,029     3,048         633    74,021

 6.00 - 6.99%        4,525         2,625       668         423     8,241

  Over 7.00%            12           220         0       3,032     3,264
                   -----------------------------------------------------
    Total          $68,843        $9,874    $3,716      $4,088   $86,521
                   =====================================================

        The following table sets forth the maturities of the Corporation's certificates of deposits with balances in excess of $100,000 at June 30, 1996 (dollars in thousands).

Certificates of deposit maturing in:         Amount
----------------------------------------------------
Three months or less                         $ 1,747

Over three months but within six months        2,385

Over six months but within twelve months       3,711

Over twelve months                             3,553
                                             -------
Total                                        $11,396
                                             =======



The following table sets forth the Corporation's deposit activities for the periods indicated (dollars in thousands).

                                                    1996      1995       1994
                                                   ---------------------------
Net increase (decrease) before interest credited   $1,030   $(7,429)   $(2,160)

Interest credited                                  $2,602     2,200      2,311
                                                   ---------------------------
Net increase (decrease) in deposits                $3,632   $(5,229)   $   151
                                                   ===========================

See Note 8 of Notes to Consolidated Financial Statements for additional information regarding deposit accounts.

        BORROWINGS. During the year ended June 30, 1996 the Corporation used advances from the Federal Home Loan Bank of Dallas ("FHLB") to supplement its supply of lendable funds for granting loans, making investments and to meet deposit withdrawal requirements. See "Regulation -- Federal Home Loan Bank System." The Corporation had an average amount of outstanding advances of approximately $11,100,000 for the year ended June 30, 1996. Advances outstanding during the fiscal year end June 30, 1996 never exceeded $13,500,000, the amount outstanding at June 30, 1996. The Corporation has periodically utilized reverse repurchase agreements as a source of borrowings. Reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability on the balance sheet. There were no reverse repurchase agreements outstanding at June 30, 1996.

        COMPETITION. The Corporation faces strong competition both in attracting deposits and making real estate loan. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks located in northeastern Texas, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Corporation faces additional significant competition for investors' funds from mutual funds, corporate and government securities, annuities and other investment products. The ability of the Corporation to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

        The Corporation experiences competition for real estate loans principally from other saving associations, commercial banks, and mortgage banking companies. The Corporation competes for loans principally through the interest rates and the loan fees it charges as well as the quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

        EMPLOYEES. The Corporation has 38 full-time employees as of June 30, 1996. None of the employees are represented by a collective bargaining unit. The Corporation believes that relations with its employees are excellent.

PROPOSED MERGER OF THE CORPORATION

        DEFINITIVE MERGER AGREEMENT SIGNED.   On September 26, 1996, the
Corporation entered into an Agreement and Plan of Merger pursuant to which Jefferson Savings Bankcorp, Inc. ("Jefferson") would acquire all of the outstanding common stock of the Corporation in exchange for a combination of cash and common stock of Jefferson, at a price of $18.50 per share adjusted for earnings of the Corporation from April 1, 1996, through the end of the month prior to closing, less dividends. The merger is subject to the approval of regulators and the shareholders of the Corporation. Reference is made to a copy of the Agreement and Plan of Merger filed as Exhibit 10.2 to this Form 10-K Report for information concerning the terms and conditions of the proposed merger.

                                  REGULATION

        Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

        REGULATIONS. The Company is a registered savings and loan holding company and is subject to OTS and Department regulation, examination, supervision and reporting requirements. In addition, because the capital stock of the Company is registered under Section 12(g) of the Securities Exchange Act of 1934, the Company is also subject to various reporting and other requirements of the SEC. As a subsidiary of a savings and loan holding company, the Bank is also subject to certain Federal and state restrictions in its dealings with the Company and affiliates thereof.

        FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution (i.e., a savings association or savings bank), the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the foregoing, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-Regulation of the Bank-Qualified Thrift Lender Test."

        If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue beyond a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may be engaged in only after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

        The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"), or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

        On October 14, 1994, the Bank, which was then a state-chartered savings and loan association known as Sulphur Springs Loan and Building Association, converted from mutual to stock form of ownership. Applicable OTS regulations imposed certain requirements on a savings association converting from mutual to stock form of ownership which included a limitation on purchases of stock of the converted association by its officers and directors for a period of three years following the conversion, a requirement that the converting association register the securities issued in the conversion pursuant to the Securities Exchange Act of 1934 and undertake not to deregister such securities for a period of three years thereafter, and limitations upon the converted association's repurchase of any of its capital stock for a period of three years from the date of conversion. Further, under the OTS regulations, for a period of three years following the date of conversion, no person is permitted, directly or indirectly, to offer to acquire or acquire beneficial ownership of more than 10% of any class of an equity security of the converted association without the prior approval of the OTS, and any securities owned by such a person in excess of 10% may not be counted as shares entitled to vote or counted as voting shares in connection with any matter submitted to the stockholders for a vote. The Company became subject to these regulatory requirements to the same extent as the Bank as the result of the 1995 reorganization by which the Bank became the wholly-owned subsidiary of the Company.

        TEXAS REGULATIONS. Under the Texas Savings Bank Act ("TSBA"), each registered holding company, such as the Company, is required to file reports with the Department as required by the Texas Savings and Loan Commissioner ("Commissioner") and is subject to such examination as the Commissioner may prescribe.

REGULATION OF THE BANK

        The Bank is required to file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as any merger or acquisition with another institution. The regulatory system to which the Bank is subject is intended primarily for the protection of the deposit insurance fund and depositors, not stockholders. The regulatory structure also provides the Department and the FDIC with substantial discretion in connection with their supervisory and enforcement functions. The Department and the FDIC conduct periodic examinations of the Bank in order to assess its compliance with federal and state regulatory requirements. As a result of such examinations, the Department and the FDIC may require various corrective actions.

        Virtually every aspect of the Bank's business is subject to numerous federal and/or state regulatory requirements and restrictions with respect to such matters as, for example, the nature and amounts of loans and investments that may be made, the issuance of securities, the amount of reserves that must be established against deposits, the establishment of branches, mergers, non-banking activities and other operations. Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms and discrimination of credit transactions.

        The description of statutory provisions and regulations applicable to savings banks set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank. Moreover, because some of the provisions of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991, have not yet been fully implemented through the adoption of regulations by the various federal banking agencies, the Bank cannot yet fully assess the impact of these provisions on its operations.

        In particular, the Bank cannot predict whether it will be in compliance with such new regulations at the time they become effective. Furthermore, the Bank cannot predict what other new regulatory requirements might be imposed in the future.

        LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

        In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of each of them, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(h) places additional restrictions on loans to executive officers. At June 30, 1996, the Bank was in compliance with the above restrictions.

        REGULATORY CAPITAL REQUIREMENTS. Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis. Under current FDIC regulations, the Bank is required to comply with three separate minimum capital requirements: a "Tier 1 core capital ratio" and two "risk-based" capital requirements. "Tier 1 core capital" generally includes common stockholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, minus all intangible assets, other than properly valued mortgage servicing rights and purchased credit card relationships up to certain specified limits and minus net deferred tax assets in excess of certain specified limits. At June 30, 1996, the Bank did not have any net deferred tax assets in excess of the specified limits.

        TIER 1 CORE CAPITAL RATIO. FDIC regulations establish a minimum 3.0% ratio of Tier 1 core capital to total assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 core capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At June 30, 1996, the required Tier 1 core capital ratio for the Bank was 4.00% and its actual Tier 1 core capital ratio was 21.38%.

        RISK-BASED CAPITAL REQUIREMENTS. The risk-based capital requirements contained in FDIC regulations generally require the Bank to maintain a ratio of Tier 1 core capital to risk-weighted assets of at least 4.00% and a ratio of total risk-based capital to risk-weighted assets of at least 8.00%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category. FNMA and FHLMC securities are placed in the 20% risk category, loans secured by one-to-four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

        For purposes of the risk-based capital requirements, "total capital" means Tier 1 core capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 core capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatorily redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and a certain portion of the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets.

        At June 30, 1996, the Bank's Tier 1 core capital ratio to risk-weighted assets ratio was 22.45% and its total risk-based capital to risk-weighted assets ratio was 23.34%.

        FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As the insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

        The Bank currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which is defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy SAIF-member institutions to .31% for undercapitalized SAIF-member institutions with substantial supervisory concerns. The Bank has been notified by the FDIC that the assessment rate is equal to .23% of insured deposits for the six months ending December 31, 1996.

        On November 14, 1995, the FDIC adopted a new assessment rate schedule of zero to 27 basis points (subject to a $2,000 minimum) for Bank Insurance Fund ("BIF") members beginning on or about January 1, 1996 while retaining the existing assessment rate schedule for SAIF-member institutions. In announcing this new schedule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and/or impaired ability to raise funds in the capital markets. In addition, SAIF members could be placed at a competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

        REGULATORY CAPITAL REQUIREMENTS. The FDIA requires the Federal banking agencies to revise their risk-based capital guidelines to, among other things, take adequate account of interest rate risk. The Federal banking agencies continue to consider modification of the capital requirements applicable to banking organizations. In August 1995, the Federal banking agencies amended their risk-based capital guidelines to provide that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies also issued a proposed policy statement that describes the process that the agencies will use to measure and assess the exposure of a bank's capital to changes in interest rates. The agencies stated that after they and the banking industry gain sufficient experience with the measurement process, the agencies would issue proposed regulations for establishing explicit charges against capital to account for interest rate risk.

        The FDIA also requires the FDIC and the other Federal banking agencies to revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account concentration of credit risk and the risk of non-traditional activities and to ensure that such standards reflect the "actual performance and expected risk of loss of multi-family mortgages" of which the Bank had $5,228,000 million at June 30, 1996. In December 1995, the FDIC and the other Federal banking agencies promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risks as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from non-traditional activities.

        The Federal banking agencies have agreed to adopt for regulatory purposes Statement 115, which, among other things, generally adds a new element to stockholders' equity under generally accepted accounting principles by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which would require that the net amount of unrealized losses from available-for-sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 core capital ratio. All other net unrealized holding gains (losses) on available-for-sale securities are excluded from the definition of Tier 1 core capital. At June 30, 1996, the Bank had investment and mortgage-backed securities available for sale with an amortized cost of $22,153,000 with aggregate net unrealized loss of $167,000 ($118,000 net of tax effect).

        SAFETY AND SOUNDNESS STANDARDS. Each Federal banking agency is required to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The compensation standards would prohibit employment contracts or other compensatory arrangements that provide excess compensation, fees or benefits or could lead to material financial loss to the institution. In addition, each Federal banking agency also is required to adopt for all insured depository institutions and their holding companies standards that specify (i) a maximum ratio of classified assets to capital, (ii) minimum earnings sufficient to absorb losses without impairing capital, (iii) to the extent feasible, a minimum ratio of market value to book value for publicly-traded shares of the institution or holding company, and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. On July 10, 1995, the Federal banking agencies, including the FDIC, adopted final rules and proposed guidelines concerning safety and soundness required to be prescribed by regulations pursuant to Section 39 of the FDIA. In general, the standards relate to operational and managerial matters, asset quality and earnings and compensation. The operational and managerial standards cover internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.
Under the asset quality and earnings standards, which were adopted by the FDIC and other federal banking agencies on August 27, 1996, the Bank is required to establish and maintain systems to identify problem assets and prevent deterioration in those assets and evaluate and monitor earnings to ensure that earnings are sufficient to maintain adequate capital reserves. If an insured institution fails to meet any of the standards promulgated by the regulators, then such institution will be required to submit a plan within 30 days to the FDIC specifying the steps that it will take to correct the deficiency. In the event that an insured institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the FDIC,
Section 39 of the FDIA provides that the FDIC must order the institution to correct the deficiency and may restrict asset growth, require the savings institution to increase its ratio of tangible equity to assets, restrict the rates of interest that the institution may pay or take any other action that would better carry out the purpose of prompt corrective action. The Bank believes that it has been and will continue to be in compliance with each of the standards as they have been adopted by the FDIC.

        Finally, each Federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. In February 1996, the FDIC adopted final regulations regarding the payment of severance and indemnification to management officials and other affiliates or insured institutions (institution affiliated parties or "IAPs"). The limitations on severance or "golden parachute" payments apply to "troubled" institutions which seek to enter into contracts with IAPs. A golden parachute payment is generally considered to be any payment to an IAP which is contingent on the termination of that person's employment and is received when the insured institution is in a trouble condition. The definition of golden parachute payment does not include payment pursuant to qualified retirement plans, non-qualified bona fide deferred compensation plans, nondiscriminatory severance pay plans, other types of common benefit plans, state statutes and death benefits. Certain limited exceptions to the golden parachute payment prohibition are provided for in cases involving the hiring of an outside executive, unassisted changes of control and where the FDIC provides written permission to make such payment. The limitations on indemnification payments apply to all insured institutions, their subsidiaries and affiliated holding companies. Generally, this provision prohibits such entities from indemnifying an IAP for that portion of the costs sustained with regard to a civil or administrative enforcement action commenced by any Federal banking agency which results in a final order or settlement pursuant to which the IAP is assessed a civil monetary penalty, removed from office, prohibited from participating in the affairs of an insured institution or required to cease and desist from taking certain affirmative actions. Nevertheless, institutions or holding companies may purchase commercial insurance to cover such expenses (except for judgments or penalties) and the institutions or holding company may advance legal expenses to the IAP if its board of directors makes certain specific finding and the IAP agrees in writing to reimburse the institution if it is ultimately determined that the IAP violated a law, regulation or other fiduciary duty.

        ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are limited by Federal law to those that are permissible for national banks. An insured state bank generally may not acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors' and officers' liability insurance, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

        COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. As of the date of its most recent regulatory examination, the Bank was rated "satisfactory" with respect to its CRA compliance.

        In May 1995, the FDIC and other Federal banking agencies promulgated final revisions to their regulations concerning the CRA. The revised regulations generally are intended to provide clearer guidance to financial institutions on the nature and extent of their obligations under the CRA and the methods by which the obligations will be assessed and enforced. Among other things, the revised regulations substitute for the current process-based assessment factors a new evaluation system that would rate institutions based on their actual performance in meeting community credit needs. In particular, the revised system will evaluate the degree to which an institution is performing under tests and standards judged in the context of information about the institution, its community, its competitors and its peers with respect to (i) lending, (ii) service delivery systems and (iii) community development. The revised regulations also specify that an institution's CRA performance will be considered in an institution's expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. Management of the Bank currently is unable to predict the effects of the regulations under the CRA as recently adopted.

        QUALIFIED THRIFT LENDER TEST. All savings institutions, including the Bank, are required to meet a QTL test set forth under Section 10(m) of the Home Owners Loan Act, as amended, to avoid certain restrictions on their operations. A depository institution must have at least 65% of its portfolio assets (which consist of total assets less intangibles, properties used to conduct the savings institution's business and liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average basis in 9 of every 12 months. Loans and mortgage-backed securities secured by domestic residential housing, as well as certain obligations of the FDIC and certain other related entities may be included in qualifying thrift investments without limit. Certain other housing-related and non-residential real estate loans and investments, including loans to develop churches, nursing homes, hospitals and schools, and consumer loans and investments in subsidiaries engaged in housing-related activities may also be included. Qualifying assets for the QTL test include investments related to domestic residential real estate or manufactured housing, the book value of property used by an institution or its subsidiaries for the conduct of its business, an amount of residential mortgage loans that the institution or its subsidiaries sold within 90 days of origination, shares of stock issued by any FHLB and shares of stock issued by the FHLMC or the FNMA. The Bank was in compliance with the QTL test as of June 30, 1996.

        RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The Company is required to provide to the OTS not less than 30 days' advance notice of the proposed declaration by its board of directors of any dividend on its capital stock. The OTS may object to the payment of the dividend on safety and soundness grounds.

        The FDIA prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distribute any of its capital assets while it remains in default in the payment of any assessment due the FDIC. Texas law permits the Bank to pay dividends out of current or retained income in cash or additional stock.

        LEGISLATIVE AND REGULATORY PROPOSALS. Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in Congress, state legislatures and before the FDIC and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on the Bank are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the FDIC and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on the Bank are impossible to determine.

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions and commercial banks. Each FHLB serves as a source of liquidity for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its Board of Directors. As of June 30, 1996, the Bank's advances from the FHLB of Dallas amounted to $13,500,000 or 9.3% of its total assets.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of total advances. At June 30, 1996, the Bank had $751,000 of stock, which was in compliance with this requirement.

        The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended June 30, 1996, dividends paid by the FHLB of Dallas to the Bank totaled $46,000.

        FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 1996, the Bank was in compliance with such requirements.

        The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce a bank's earning assets. The amount of funds necessary to satisfy this requirement has not had a material affect on the Bank's operations.

        TEXAS SAVINGS BANK LAW. As a Texas chartered savings bank, the Bank is subject to regulation and supervision by the Department under the TSBA. The TSBA contains provisions governing the incorporation and organization, location of offices, rights and responsibilities of directors, officers and members as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the Department is given extensive rule-making power and administrative discretion under the TSBA, including authority to enact and promulgate rules and regulations.

        The Bank is required under the TSBA to comply with certain capital requirements established by the Department. The TSBA also restricts the amount the Bank can lend to one borrower to that permitted to national banks, which is generally not more than 15% of the Bank's unimpaired capital and unimpaired surplus and, if such loans are fully secured by readily marketable collateral, an additional 10% of unimpaired capital and unimpaired surplus. The Department generally examines the Bank once every year and the current practice is for the Department to conduct a joint examination with FDIC. The Department monitors the extraordinary activities of the Bank by requiring that the Bank seek the Department's approval for certain transactions such as the establishment of additional offices, a reorganization, merger or purchase and assumption transaction, changes of control, or the issuance of capital obligations. The Department may intervene in the affairs of a savings bank if the savings bank, a director, officer or agent has: engaged in an unsafe and unsound practice, violated the savings bank's articles of incorporation, violated a statute or regulation, filed materially false or misleading information, committed a criminal act or a breach of fiduciary duty, or if the savings bank is, or is in imminent danger of becoming, insolvent.


                          FEDERAL AND STATE TAXATION

        GENERAL. The Corporation will report its income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions that apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation.

        BAD DEBT RESERVE. As a "domestic building and loan association," the Corporation is permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions for the purpose of determining taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). In addition, provided that certain definitional tests relating to the composition of assets and the nature of its business were met, a savings institution prior to enactment of the Small Business Job Protection Act of 1996 could elect annually to compute its allowable addition to bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income.

        The Corporation in the past has elected between these two methods of computing its bad debt reserve. However, under the Small Business Job Protection Act of 1996 a thrift institution of the Bank's size will be required in the future to use the Experience Method and must recapture certain "applicable excess bad debt reserves" over a six year period, subject to certain requirements, and begin paying taxes on the recaptured amount. Generally, the 1987 and prior reserves are exempt from such recapture. The Corporation believes that implementation of this legislation will not have a material affect on its operating results.

        DISTRIBUTIONS. While the Corporation maintains a bad debt reserve, if it were to distribute cash or property to its stockholders having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholders in redemption of its stock, it would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Corporation with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and (b) the amount of the Corporation's supplemental bad debt reserve.

        CORPORATE ALTERNATIVE MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent that the tax on such AMTI is in excess of the tax which would otherwise be payable. The Code provides that one item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over
(ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). New operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

        STATE TAXATION. Effective August 12, 1991, the Texas legislature enacted the 1991 Texas Revenue Bill which, among other things, imposes a franchise tax on the Corporation. Under the new law, the Corporation will pay an annual franchise tax equal to the greater of $2.50 per $1,000 of taxable capital apportioned to Texas, or $4.50 per $100 of net taxable earned surplus apportioned to Texas. Net taxable earned surplus is the Corporations' Federal taxable income with certain modifications.

ITEM 2. PROPERTIES

OFFICES AND PROPERTIES

     At June 30, 1996, the Corporation conducted its business from its main office at 306 N. Davis Street, Sulphur Springs, Texas 75482 and five branch office facilities, all of which are located in northeastern Texas (dollars in thousands).

                                              Net Book Value
          Description/                              of           Deposits at
            Address           Leased/Owned     the Property     June 30 ,1996
-----------------------------------------------------------------------------
    Main Office               Owned                 $  103         $ 55,706
    306 North Davis St.
    Sulphur Springs, Tx

    Branch Office             Leased (1)                --           17,379
    101 Kaufman
    Mt. Vernon, Tx

    Branch Office             Owned                    341           12,669
    101 Broadnax
    Daingerfield, Tx

    Branch Office             Owned                    318           13,927
    801 North Jefferson
    Mt. Pleasant, Tx

    Branch Office             Owned                     55            3,593
    117 South Greer
    Pittsburg, Tx

    Branch Office             Owned                    886            1,291
    3501 Sowell Ln.
    Texarkana, Tx

    Vacant Office             Owned                     77               --
    101 East North Front St.
    New Boston, Tx

    Office                    Leased (2)                --               --
    212 North Davis St.
    Sulphur Springs, Tx

    Development Site          Owned                    198               --
    641 Gilmer
    Sulphur Springs, Tx
                                              -------------------------------
    Total                                            1,978          104,565
                                              ===============================

--------------------

(1) This facility is leased from Mr. Connelly, a director of the Corporation, on a month-to-month basis. Annual rent is $4,200.

(2) This facility is leased from Mr. Burgin a director of the Corporation, on a month-to-month basis. Annual rent is $4,500.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Neither the Corporation or its subsidiary is engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is involved in routine legal proceedings occurring in the ordinary course of business wherein it enforces the Bank's security interest in mortgage loans made by the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.


                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
---------------------------------------------------------------------------
MATTERS
-------

     The information contained under the section captioned "Common Stock Information" contained on page 5 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained under the section captioned "Selected Consolidated Financial and Other Data" contained on pages 3 and 4 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION'S
--------------

     The information contained under the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained on page 6 through 14 of the Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

     The financial statements which are listed under Item 14 herein and are contained on pages 13 through 40 of the Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by this item is hereby incorporated by reference from pages 4 through 7 of the Corporation's 1996 definitive proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is hereby incorporated by reference from pages 7 and 8 of the Corporation's 1996 definitive proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is hereby incorporated by reference from pages 2, 3, 5, and 6 of the Corporation's 1996 definitive proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is hereby incorporated by reference from pages 8 and 9 of the Corporation's 1996 definitive proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (A)  DOCUMENTS FILED AS PART OF THIS REPORT
          --------------------------------------

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Independent Auditors' Report.
     Consolidated Statements of Financial Condition at June 30, 1996 and 1995. Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994.
     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994.
     Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994.
     Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K:

     Exhibit No.
     ----------

     3.2  Articles of Incorporation of Registrant

     3.3  Bylaws of Registrant

     10.2 Agreement and Plan of Merger by and among L & B Financial, Inc., a Texas corporation, and Jefferson Savings Bancorp, Inc., a Delaware corporation, and Jefferson Savings Acquisition Co., Inc., a Missouri corporation dated September 25, 1996

     13.  1996 Annual Report to Shareholders (1)

     21. Loan and Building State Savings Bank, a savings bank organized under the laws of the state of Texas, is a wholly-owned and operating subsidiary of the Registrant

     23. Consent of Oakerson, Arnold, Walker & Co. to incorporation by reference

     24.  Powers of attorney

     27.  Financial Data Schedule

     99.1 Sulphur Springs Loan and Building Association 1995 Stock Option
          Plan (2)

     99.2 Sulphur Springs Loan and Building Association Recognition and Retention Plan and Trust Agreement (3)

          (1) to be filed by amendment.

          (2) Incorporated by reference to Exhibit No. 99.1 to the Registrant's Form S-8 Registration Statement No. 333-2574

          (3) Incorporated by reference to Exhibit B to Registrant's Proxy Statement dated February 3, 1995.

     (B)  REPORTS ON FORM 8-K
          -------------------

          During the fourth quarter of the Registrant's 1996 fiscal year, the Registrant filed one Form 8-K Report. That report was dated May 7, 1996, and disclosed the commencement of preliminary negotiations with a possible acquirer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           L&B FINANCIAL, INC.


Date: September 30, 1996                   By: /s/ C. Glynn Lowe
                                               -------------------------------
                                               C. Glynn Lowe
                                               President and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ C. Glynn Lowe                               /s/ Enos L. Ashcroft
----------------------------------------      ---------------------------------
C. Glynn Lowe                                 Enos L. Ashcroft
Chief Executive Officer                       Chairman of the Board

Date: September 30, 1996                      Date: September 30, 1996


/s/ Jeffrey C. David                          W. T. Allison *
----------------------------------------      ---------------------------------
Jeffrey C. David                              W. T. Allison
Principal Financial and Accounting Officer    Director

Date: September 30, 1996                      Date: September 30, 1996


Daniel L. Bonner *                            Bob J. Burgin *
----------------------------------------      ---------------------------------
Daniel L. Bonner                              Bob J. Burgin
Director                                      Director

Date: September 30, 1996                      Date: September 30, 1996

James H. Connelly *                           Wayne H. Gaylean *
----------------------------------------      ---------------------------------
James H. Connelly                             Wayne H. Gaylean
Director                                      Director

Date: September 30, 1996                      Date: September 30, 1996

Thomas J. Payne *
----------------------------------------
Thomas J. Payne
Director

Date: September 30, 1996



* By    /s/ C. Glynn Lowe
    ------------------------------------
     C. Glynn Lowe
     Attorney-in-fact
     under power of attorney