Form 10-K/A
period 1996-06-30
L&B FINANCIAL INC
filed 1996-10-10
CIK 1003292

                                 UNITED STATES             The following item
                      SECURITIES AND EXCHANGE COMMISSION   was the subject of
                            Washington, D.C. 20549         a Form 12b-25 and is
                                                           included herein:
                                   FORM 10-K/A             Exhibit 13 to Item
                                (Amendment No. 2)          14(A)(3).
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended June 30, 1996
                          -------------
                                       or

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

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

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

     Part IV, Item 14 is amended to provide as follows:

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

          (1) Filed herewith.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Report (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           L&B FINANCIAL, INC.


Date: October 10, 1996                   By: /s/ C. Glynn Lowe
                                               -------------------------------
                                               C. Glynn Lowe
                                               President and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A Report (Amendment No. 2) has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ C. Glynn Lowe                               /s/ Enos L. Ashcroft
----------------------------------------      ---------------------------------
C. Glynn Lowe                                 Enos L. Ashcroft
Chief Executive Officer                       Chairman of the Board

Date: October 10, 1996                      Date: October 10, 1996


/s/ Jeffrey C. David                          W. T. Allison *
----------------------------------------      ---------------------------------
Jeffrey C. David                              W. T. Allison
Principal Financial and Accounting Officer    Director

Date: October 10, 1996                      Date: October 10, 1996


Daniel L. Bonner *                            Bob J. Burgin *
----------------------------------------      ---------------------------------
Daniel L. Bonner                              Bob J. Burgin
Director                                      Director

Date: October 10, 1996                      Date: October 10, 1996

James H. Connelly *                           Wayne H. Gaylean *
----------------------------------------      ---------------------------------
James H. Connelly                             Wayne H. Gaylean
Director                                      Director

Date: October 10, 1996                      Date: October 10, 1996

Thomas J. Payne *
----------------------------------------
Thomas J. Payne
Director

Date: October 10, 1996



* By    /s/ C. Glynn Lowe
    ------------------------------------
     C. Glynn Lowe
     Attorney-in-fact
     under power of attorney