Form 10-Q
period 1996-09-30
L&B FINANCIAL INC
filed 1996-11-14
CIK 1003292

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                           ------------------------

                                   FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    September 30, 1996
                               ------------------------------------------------

                                      or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-27142
                                                -------

                             L & B FINANCIAL, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


    Texas                                                     75-2619961
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

306 North Davis
Sulphur Springs, Texas                                           75482
-------------------------------                         ------------------------
(Address of principal                                          (Zip Code)
executive office)

Registrant's telephone number, including area code:   (903)  885-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X            No
   ---             ---

As of October 18, 1996, 1,667,500 shares of the registrant's common stock, $.01 par value, were issued and 1,584,125 shares were outstanding.

                             L & B FINANCIAL, INC.

                                     INDEX
                                     -----

PART I.  Financial Information                                              Page
         ---------------------                                              ----

         Item 1. Consolidated Financial Statements (unaudited)

                 Consolidated Statements of Financial Condition
                 as of September 30, 1996 and June 30, 1996                   1

                 Consolidated Statements of Income for the
                 three months ended September 30, 1996 and 1995               2

                 Consolidated Statements of Cash Flows for
                 the three months ended September 30, 1996 and 1995           3

                 Consolidated Statements of Changes in
                 Stockholders' Equity for the three months
                 ended September 30, 1996                                     4

                 Notes to Consolidated Financial Statements                   5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              6-9


PART II. Other Information
         -----------------

         Item 1. Legal Proceedings                                           10

         Item 2. Changes in Securities                                       10

         Item 3. Defaults Upon Senior Securities                             10

         Item 4. Submission of Matters to a Vote of Security Holders         10

         Item 5. Other Information                                           10

         Item 6. Exhibits and Reports on Form 8-K                            10

         Signatures                                                          11

                 Part I. - Consolidated Financial Information

Item 1.  Consolidated Financial Statements
         ---------------------------------
L & B FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1996 (unaudited) and June 30, 1996 (in thousands)

                                                     September 30, June 30,
                                                         1996        1996
                                                     ----------------------
ASSETS
 Cash                                                  $  1,463    $  1,386
 Short term interest bearing deposits                     9,696       7,530
                                                     ----------------------
   Total cash and cash equivalents                       11,159       8,916
                                                     ----------------------
 Investment and mortgage-backed securities:
  Held -to- maturity, at amortized cost                  38,219      42,178
  Available-for-sale, at market value                    21,277      21,986
                                                     ----------------------
 Total investment and mortgage-backed
  securities                                             59,496      64,164
                                                     ----------------------
 Loans receivable, net:
  Held-for-sale, at market value                            367         490
  Held-for-investment                                    68,675      65,862
                                                     ----------------------
 Total loans receivable, net                             69,042      66,352
                                                     ----------------------
 Office property and equipment, net                       2,300       2,268
 Real estate acquired in the settlement of loans            293         353
 Accrued interest receivable                                990         972
 Federal Home Loan Bank stock, at cost                      762         751
 Other assets                                               562         354
                                                     ----------------------
Total Assets                                            144,604     144,130
                                                     ======================
LIABILITIES
 Deposit accounts                                       104,242     104,565
 Advances from the Federal Home Loan Bank                13,500      13,500
 Advances from borrowers for taxes and escrow             1,110         826
 ESOP debt                                                    0           0
 Accrued interest and other liabilities                   1,185         456
                                                     ----------------------
 Total Liabilities                                      120,037     119,347
                                                     ======================
STOCKHOLDERS' EQUITY
 Preferred stock - no par value,
  5,000,000 shares authorized
  issued and outstanding - none                               -           -
 Common stock - $0.01 par value -
  25,000,000 shares authorized,
  1,667,500 issued and 1,584,125
  outstanding at September 30, 1996 and
  at June 30, 1996                                           17          17
 Treasury stock - 83,375 shares, at par                      (1)         (1)
 Additional paid-in capital September 30, 1996
  and at June 30, 1996                                   15,165      15,165
 Unearned ESOP shares                                      (800)       (825)
 Unearned compensation                                     (287)       (308)
 Net unrealized gain (loss) on
  investment and mortgage-backed
  securities available-for-sale                             (76)       (118)
 Retained earnings, substantially restricted             10,549      10,853
                                                     ----------------------
 Total Stockholders' Equity                              24,567      24,783
                                                     ----------------------
 Total Liabilities and Stockholders' Equity            $144,604    $144,130
                                                     ======================

L & B FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 1996 (unaudited) and 1995 (unaudited) (in thousands)

                                               Three Months Ended
                                          September 30,   September 30,
                                               1996            1995
                                          -----------------------------
Interest Income:
 Loans                                       $    1,534      $    1,418
 Interest and dividends on investment               211             296
  securities
 Mortgage-backed securities                         791             866
 Deposits and overnight funds                       110              76
                                              -------------------------
Total interest income                             2,646           2,656
                                              -------------------------

Interest Expense:
 Deposits                                         1,274           1,206
 Advances from the FHLB                             193              88
                                              -------------------------
Total interest expense                            1,467           1,294
                                              -------------------------

Net interest income                               1,179           1,362
 Provision for loan loss                              0               0
                                              -------------------------
Net interest income after provision for           1,179           1,362
 loan loss

Other Income:
 Fees for financial services                         38              25
 Loan servicing fees                                 11              15
 Net gain on the sale of loans                       27               0
                                              -------------------------
Total other income                                   76              40
                                              -------------------------

Other Expense:
 Compensation and employee benefits                 420             500
 Occupancy and equipment                            103              93
 Deposit insurance premiums                         700              56
 Professional services                              167              85
 Income on foreclosed real estate                    (3)            (11)
 Other                                              108             152
                                              -------------------------
Total other expense                               1,495             875
                                              -------------------------
Income (loss) before income tax                    (240)            527
 Income tax expense (benefit)                       (86)            160
                                              -------------------------
Net income (loss)                             $    (154)     $      367
                                              =========================
Earnings (loss) per common share of
 stock                                        $   (0.10)     $     0.23
                                              -------------------------
Weighted average number of shares of
 common stock                                 1,505,559       1,580,815
                                              -------------------------

L & B FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1996 (unaudited) and 1995 (unaudited) (in thousands)

                                                         Three Months Ended
                                                   September 30,   September 30,
                                                         1996            1995
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $     (154)     $      367
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization of                           45              28
 premises and equipment
Unearned compensation expense                              46               0
Net gain on the sale of investment                 $        0              (2)
 securities available-for-sale
Net gain on the sale of loans                             (27)              0
 held-for-sale
Net gain on the sale of REO                                 0              (5)
FHLB stock dividends                                      (11)            (12)
Increase in accrued interest receivable                   (18)           (157)
Increase in other assets                                 (208)           (105)
Increase in other liabilities                           1,001             472
                                                   -----------------------------
Net cash provided by operating activities                 674             586
                                                   -----------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Loan originations                                     (19,930)         (5,865)
Principal repayments on loans                          15,256           3,103
Sale of loans held-for-sale                             2,011           2,004
Purchase of investment and
 mortgage-backed securities:
Held-to-maturity                                            0         (11,411)
Available-for-sale                                          0          (3,006)
Maturity of investment and mortgage-backed
securities held-to-maturity                             3,135             525
Sale of investment and mortgage-backed
 securities available-for-sale                              0           2,000
Principal repayments on mortgage-backed
 securities                                             1,587           2,093
Proceeds from the sale of real estate
 acquired through foreclosure                              60               8
Purchase of premises and equipment                        (77)            (44)
                                                   -----------------------------
Net cash provided by (used in) investing
 activities                                             2,042         (10,593)
                                                   -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid in cash ($0.10 per share
 - 1996 and 1995)                                        (150)           (160)
Net (decrease) increase in deposits                      (323)          1,080
Repayment of FHLB advances                                  0          (9,808)
Proceeds from FHLB advances                                 0          14,904
                                                   -----------------------------
Net cash provided by (used in)
 financing activities                                    (473)          6,016
                                                   -----------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                       2,243          (3,991)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              8,916           6,418
                                                   -----------------------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                            $   11,159      $    2,427
                                                   =============================

L & B FINANCIAL. INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended September 30, 1996 (unaudited) (in thousands)

                                                                                       Net unrealized
                                                                                       gain/(loss) on    Retained
                                                 Additional    Unearned                  securities      Earnings-       Total
                               Common  Treasury   Paid-in        ESOP      Unearned      available     Substantially   Stockholders'
                               Stock    Stock     Capital       Shares   Compensation    for sale        Restricted      Equity
                           ---------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995         17       0       15,998        (896)           0              (9)         10,544        25,654
                           ---------------------------------------------------------------------------------------------------------

Net change in unrealized
 gain (loss) on securities
 available-for-sale               -       -            -           -            -            (109)                            -
Fair value of shares
 committed to be released
 from ESOP                        -       -            -           71           -               -               -            71
Shares purchased for stock
 compensation  plans              -       -            -            -        (420)              -            (151)         (571)
Cash dividend ($0.40 per
 share)                           -       -            -            -           -               -            (625)         (625)
Purchase of treasury stock        -      (1)        (833)           -           -               -            (365)       (1,199)
Compensation expense under
 stock compensation plan          -       -            -            -         112               -                           112
Net income                                -            -            -           -               -           1,450         1,450
                           ---------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1996        $17     $(1)     $15,165        $(825)      $(308)          $(118)        $10,853       $24,783
                           ---------------------------------------------------------------------------------------------------------

Fair value of shares
 committed to be released
 from ESOP                        -       -            -           25           -               -               -            25
Compensation expense under
 stock compensation plan          -       -            -            -          21               -               -            21
Net change in unrealized
 gain (loss) on securities
 available-for-sale               -       -            -            -           -              43               -            43
Cash dividend ($0.10 per
 share)                           -       -            -            -           -               -            (150)         (150)
Net income (loss)                 -       -            -            -           -               -            (154)         (154)
BALANCE AT SEPTEMBER 30,
 1996                           $17     $(1)      $15,165       $(800)      $(287)          $ (75)        $10,549       $24,568
                           ---------------------------------------------------------------------------------------------------------


                             L & B FINANCIAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Consolidated Financial Statements
    -------------------------------------------------

The unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include the information, or footnotes, necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain amounts in the prior year's financial statements have been reclassified to conform with current year classifications.

On November 13, 1995, Sulphur Springs Loan and Building Association ("Association") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Association. Each outstanding share of common stock of the Association and options to acquire shares of common stock of the Association, became outstanding shares of common stock of the Registrant and options to acquire common shares of the Registrant, respectively, as a result of the Reorganization. Accordingly, the financial statements for the three months end September 30, 1995 are those of the Association. The consolidated financial statements for the three months ended September 30, 1996 include the accounts of L&B Financial, Inc. ( the "Corporation") and the Association. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to the Reorganization, the Corporation had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Association, the Registrant has engaged in no significant activity other than holding the stock of the Association and engaging in certain passive investment activities. On November 31, 1995, the Association converted from a Texas chartered savings and loan association to a Texas chartered savings bank to be known as Loan and Building State Savings Bank (the "Bank").

2. Earnings per Common and Common Equivalent Share of Stock
   --------------------------------------------------------

Earnings per share for the three months ended September 30, 1996 and 1995 were computed based on the weighted average number of common shares outstanding during the periods. Stock options outstanding are not considered in determining earnings per share because they have no significant dilutive effect on earnings
per share.   The Corporation accounts for the 100,050 shares acquired by the
ESOP in accordance with Statement of Position 93-6. Shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation.

3.  Assets Pledged
    --------------

At September 30, 1996, $300,000 of debt securities were pledged by the Corporation as collateral to secure deposits of the Federal Reserve Bank of Dallas.

The Corporation pledges as collateral for Federal Home Loan Bank advances their Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Corporation maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 65% of the unpaid principal balances, 100% of outstanding advances.

4.  Commitments
    -----------

At September 30, 1996, the Corporation had outstanding loan commitments, excluding approximately $2,524,000 of undisbursed interim construction loans, totaling approximately $1,235,000.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Financial Condition
-------------------

The Corporation's total assets essentially remained unchanged, increasing slightly to $144,604,000 at September 30, 1996, as compared to $144,130,000 at June 30, 1996. The Corporation has focused its efforts on the origination of new loans, increasing loans receivable, net, to $69,042,000 at September 30, 1996 from $66,352,000 at June 30, 1996, an increase of $2,690,000, representing a 16.2% annualized growth rate. This growth has been funded with the maturities of investment securities and the principal repayments of mortgage-backed securities and collateralized mortgage obligations ("CMO's"). Investments and mortgage-backed securities decreased $4,668,000 to $59,496,000 at September 30, 1996 from $64,164,000 at June 30, 1996. Overnight interest bearing deposits increased $2,166,000 to $9,696,000 at September 30, 1996. This increase represents loanable funds received from the maturity of investment securities at the end of the period.

As of September 30, 1996, real estate acquired through foreclosure ("REO") consisted of five properties with a net book value of approximately $293,000. Four of the properties are single family residences with a combined book value of $143,000. The remaining property is a small commercial strip center with a book value of $150,000.

The Corporation experienced a slight decrease in deposits during the three months ended September 30, 1996. Deposits decreased $323,000, or 0.3%, to $104,242,000 at September 30, 1996 from $104,565,000 at June 30, 1996. This slight decrease is the result of the competitive nature of the markets in which the Corporation competes for deposits and the Corporation's strategic position in those markets.

Total stockholders' equity decreased 0.9%, or $216,000, to $24,567,000 at September 30, 1996 from $24,783,000 at June 30, 1996. This decrease is the result of the $0.10 per common share dividend ($150,000) during the quarter ended September 30, 1996 coupled with the loss for the period of $154,000.

Liquidity
---------

Sufficient liquidity enables the Corporation to meet demand for loan disbursements, fund deposit withdrawals, purchase investment and mortgage-backed securities, repay debt, pay interest on deposits and meet other operating
expenses.   The Corporation's primary sources of liquidity are savings deposits, loan repayments, borrowings, and the repayments of principal from investment and mortgage-backed securities. The availability of funds from the prepayment of loans and mortgage-backed securities is influenced by interest rates and market conditions.

The Corporation monitors its liquidity in accordance with applicable regulatory requirements. The Corporation is subject to certain liquidity requirements as established by the Texas Savings and Loan Department and the Federal Deposit Insurance Corporation ('FDIC"). The Corporation is required to maintain a minimum of 10% of an amount equal to its average daily deposits for the most recently completed calender quarter in cash, unpledged demand accounts in other federally insured depositories, accounts at the Federal Reserve Bank and the Federal Home Loan Bank , and other readily marketable investment securities. The Corporation's minimum required amount of liquid assets, as defined above, was $10,390,000 for the quarter ended September 30, 1996. The Bank had $65,914,000 in liquid assets at September 30, 1996, giving the Corporation a liquidity ratio of 63.43%. As in the past, management expects that the Corporation can meet its obligations to fund its outstanding loan commitments, which were approximately $1,235,000, as described in Note 4. to the Consolidated Financial Statements, and other funding commitments while maintaining liquidity in excess of regulatory requirements.

Capital Resources
-----------------

At September 30, 1996, the Corporation exceeded its core capital and risk-based capital requirements. The following table sets forth (in thousands) the Corporation's current capital requirements, actual capital position and excess capital on both a dollar and percentage basis as reported in the September 30, 1996 Call Report.


                                   Tier One     Tier One     Tier Two
                                     Core      Risk-based    Risk-based
                                   Capital      Capital        Capital
                                 --------------------------------------

Adjusted capital                   $18,923       $18,923      $19,679
Capital ratio                        20.42%        29.12%       30.28%
Minimum capital requirement          3,707         2,600        5,200
Minimum capital ratio                 4.00%         4.00%        8.00%
Excess capital                      15,216        16,323       14,479
Excess capital ratio                 16.42%        25.12%       22.28%
Total adjusted assets              $92,666       $64,992      $64,992
                                 --------------------------------------

Results of Operations for the Three Month Period Ended
-------------------------------------------------------
September 30, 1996 and 1995
---------------------------

General
-------

The Corporation experienced a loss of $154,000, or $0.10 per share, for the three months ended September 30, 1996 as compared to net income of $367,000 for the three months ended September 30, 1995. This $521,000 swing in net income is the result of a special assessment levied upon the Corporation by the Federal Insurance Deposit Corporation ("FDIC") to recapitalize the Savings Association Insurance Fund ("SAIF"). The assessment was set at $0.657 per $100 of assessable deposits as of March 31, 1995. This assessment eliminates a large portion of the disparity in deposit insurance premiums paid by Bank Insurance Fund ("BIF") insured institutions and SAIF-insured institutions. SAIF-insured institutions will pay $0.051 per $100 of assessable deposits more than BIF-insured institutions through the end of 1999. The Corporation took a $640,000 pre-tax charge ($423,000 net of tax ) against earnings. The Corporation also experienced a decrease in net interest income before provision for loan losses of $183,000, or 13.4%, to $1,179,000 for the three months ended September 30, 1996 as compared to the same three month period ended September 30, 1995. The Corporation did experience an increase in other income of $36,000 to $76,000 for the three months ended September 30, 1996 as compared with $40,000 for the three months ended September 30, 1995.

Interest Income
---------------

Total interest income decreased $10,000 to $2,646,000 for the three months ended September 30, 1996 from $2,656,000 for the three months ended September 30, 1995. While the net change in total interest income for the three months ended September 30, 1996 as compared to September 30, 1995 was minimal, the Corporation experienced a shift in interest income from interest and dividends on investment securities and interest income on mortgage-backed securities to interest income on loans. This movement is consistent with the Corporation's movement out of investment securities and into loans. The Corporation experienced an increase of $116,000, or 8.2%, in interest income on loans to $1,534,000 for the three months ended September 30, 1996 from $1,418,000 for the three months ended September 30, 1996. Interest and dividends on investments and interest income on mortgage-backed securities decreased $85,000 and $75,000, respectively, for the three months ended September 30, 1996 as compared with the three months ended September 30, 1995. Interest income on overnight deposits and fed funds sold increased $34,000 for the three months ended September 30, 1996 as compared to the same period in fiscal 1995. The Corporation's current strategy is to not reinvest the investment and mortgage-backed securities portfolio runoff into new investment securities; instead, the Corporation is using these funds to originate new loans, which sometimes leads to excess cash being placed in overnight interest-bearing deposits until they are loaned out.

Interest Expense
----------------

Total interest expense for the three months ended September 30, 1996 increased $173,000, or 13.4%, to $1,467,000 as compared to $1,294,000 for the three months ended September 30, 1995. Interest expense on deposits increased $68,000 for the three month period due to the higher rates paid on deposit accounts in 1996
as compared with 1995.   Interest paid on the Corporation's FHLB advances was
$193,000, an increase of $105,000 from the same time period last year. During the period ended September 30, 1996, the Corporation's average outstanding balance was $13,500,000 and during the comparable period in 1995, the average outstanding balance for the quarter was $8,301,000.

Provision for Loan Loss
-----------------------

The provision for loan loss is charged to earnings to bring the total allowance for loan loss to a level deemed appropriate by management based on historical experience, the volume and type of lending being conducted by the Corporation, industry standards, the amount of the Corporation's non-performing assets, general economic conditions, and other factors related to the collectability of the Corporation's loan portfolio. During the three months ended September 30, 1996 and 1995 there was no provision for loan loss. As of September 30, 1996, the Corporation's allowance for loan loss was $756,000, or 1.1% of total loans, net and 234.0% of loans which were contractually past due ninety days or more as of such date.

The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated (in thousands).

                                              September 30, June 30,
                                                  1996       1996
                                               ---------------------
Loans which are contractually past due
 90 days or more:
 Real estate:
   Residential                                    $ 290      $ 137
   Commercial                                        12          0
   Construction                                       0          0
 Non-mortgage                                        22          0
                                               ---------------------
Total                                             $ 324      $ 137
                                               =====================
Percentage of loans receivable, net                0.47%      0.21%
Allowance for loan loss                           $ 756      $ 756
Real estate acquired through foreclosure          $ 293      $ 353
                                               ---------------------

Other Income
------------

Other income increased $36,000, or 90.0%, to $76,000 for the three months ended September 30, 1996 as compared with $40,000 for the three months ended September
30,1995.   This increase was primarily due to a net gain on the
sale of loans of $27,000 during the three months ended September 30, 1996. During the comparable period in fiscal 1995, the Corporation realized no gains on the sale of loans. Fees for financial services increased $13,000 for the three months ended September 30, 1996 and represents an increase of 52% over the three months ended September 30, 1995. The Corporation continuously searches for new sources of revenues and recently reviewed all the of the fees charged for financial services.

Other Expense
-------------

Total other expense increased $620,000, or 70.9%, to $1,495,000 for the three months ended September 30, 1996, as compared to $875,000 for the same period in 1995. This dramatic increase was due to the $640,000 deposit insurance assessment discussed above. The assessment is due and payable on November 27, 1996. Professional fees increased $82,000, or 96.5%, to $167,000 for the three months ended September 30, 1996 from $85,000 for the three months ended September 30, 1996 due to fees associated with the Corporation's proposed merger with Jefferson Bancorp. This increase was offset by a decrease in compensation and employee benefits of $80,000 for the three months ended September 30, 1996. Compensation and employee benefits decreased due to changes in employee health care benefits and the elimination of free dependent coverage and a change in the
Corporation's bonus policy.    Other expenses decreased $44,000 to $108,000 for
the three months ended September 30, 1996 from $152,000 for the three months ended September 30, 1995. This reduction is the result of general cost containment measures taken by the Corporation to increase profitability and eliminate unnecessary costs.

Taxes on Income
---------------

The Corporation had a negative provision for income tax for the three months ended September 30, 1996 in the amount of $86,000. This compares with a provision for income taxes of $367,000 (31.5% tax rate) for the comparable period in 1995. The negative provision for income taxes for the three months ended September 30, 1996 is the result of the creation of a current deferred tax asset of $218,000 associated with the $640,000 insurance assessment. The Corporation will realize this expense for tax purposes when the assessment is paid.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Bank.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibit

                27 Financial Data Schedule

         b.  Reports on Form 8-K - none

                                  SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             L & B Financial, Inc.
                             ---------------------
                                 (Registrant)


DATE:     11-13-96                               By: /s/  C. GLYNN LOWE
     --------------------                        -------------------------------
                                                 C. Glynn Lowe
                                                 President



DATE:     11-13-96                               By: /s/ JEFFREY C. DAVID
     --------------------                        -------------------------------
                                                 Jeffrey C. David
                                                 Chief Financial Officer