Form 10-Q
period 1996-12-31
L&B FINANCIAL INC
filed 1997-04-03
CIK 1003292

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ___________________________

                                   FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         December 31, 1996
                              -----------------------------------------

                                      or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER:  0-27142
                                                -------

                             L & B FINANCIAL, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


                 Texas                                          75-2619961
     -------------------------------                      ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)


     306 North Davis
     Sulphur Springs, Texas                                       75482
     ----------------------                               ----------------------
     (Address of principal                                      (Zip Code)
       executive office)

Registrant's telephone number, including area code:  (903) 885-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No _____
    -----

As of February 21, 1997, 1,584,125 shares of the registrant's common stock, $.01 par value, were outstanding.

                               L&B FINANCIAL INC.

                                     INDEX
                                     -----

PART 1.   Financial Information                                              Page
          ---------------------                                              ----

     Item 1.    Consolidated Financial Statements (unaudited)

                Consolidated Statements of Financial Condition
                as of December 31, 1996 and June 30, 1996                       1

                Consolidated Statements of Income for the three and six
                months ended December 31, 1996 and 1995                         2

                Consolidated Statements of Cash Flows for the three and six
                months ended December 31, 1996 and 1995                         3

                Consolidated Statements of Changes in Stockholders' Equity
                for the six months ended December 31, 1996                      4

                Notes to Consolidated Financial Statements                      5

     Item 2.    Management's Discussion and Analysis of Consolidated
                Financial Condition and Results of Operations                6-10

PART II.  Other Information
          -----------------

     Item 1.    Legal Proceedings                                              11

     Item 4.    Submission of Matters to a Vote of Security Holders            11

     Item 6.    Exhibits and Reports on Form 8-K                               11

                Signatures                                                     12

                        Part I.  Financial Information

Item 1.   Consolidated Financial Statements
          ----------------------------------
L&B FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1996 (unaudited) and June 30, 1996 (in thousands)
                                                                       December 31,    June 30,
                                                                           1996          1996
                                                                       ------------------------
ASSETS
Cash                                                                   $  1,345        $  1,386
Short-term interest bearing deposits                                      7,789           7,530
  Total cash and cash equivalents                                         9,134           8,916
                                                                       ------------------------
Investment and mortgage-backed securities:
  Held-to-maturity, at amortized cost                                    37,586          42,178
  Available-for-sale, at market value                                    21,262          21,986
Total investment and mortgage-backed securities                          58,848          64,164
                                                                       ------------------------
Loans receivable, net:
  Held-for-sale, at market value                                            724             490
  Held-for-investment                                                    68,933          65,862
  Total loans receivable, net                                            69,657          66,352
                                                                       ------------------------
  Office property and equipment, net                                      2,257           2,268
  Real estate acquired in the settlement of loans                           293             353
  Accrued interest receivable                                               965             972
  Federal Home Loan Bank stock, at cost                                     773             751
  Other assets                                                              475             354
                                                                       ------------------------
  Total Assets                                                          142,402         144,130
                                                                       ========================
LIABILITIES
  Deposit accounts                                                      104,267         104,565
  Advances from the Federal Home Loan Bank                               12,500          13,500
  Advances from borrowers for taxes and escrow                              348             826
  Accrued interest and other liabilities                                    478             456
  Total Liabilities                                                     117,593         119,347
                                                                       ------------------------
STOCKHOLDERS' EQUITY
  Preferred stock - no par value, 5,000,000 shares authorized
    issued and outstanding - none                                             -               -
  Common stock - $0.01 par value - 25,000,000 shares authorized,
    issued and 1,584,125 outstanding, respectively                           17              17
  Treasury stock - 83,375 shares, at par                                     (1)             (1)
  Additional paid-in capital                                             15,165          15,165
  Unearned ESOP shares                                                     (775)           (825)
  Unearned compensation                                                    (266)           (308)
  Net unrealized gain (loss) on investment and mortgage-backed
    securities available-for-sale                                            35            (118)
  Retained earnings, substantially restricted                            10,634          10,853
  Total Stockholders' Equity                                             24,809          24,783
                                                                       ------------------------
  Total Liabilities and Stockholders' Equity                           $142,402        $144,130
                                                                       ========================

L&B FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended December 31, 1996 (unaudited) and 1995 (unaudited) (in thousands)

                                                         Three Months Ended             Six Months Ended

                                                     December 31,  December 31,   December 31,   December 31,
                                                         1996          1995           1996           1995
                                                     --------------------------------------------------------

Interest Income:
  Loans                                                $    1,537    $    1,496     $    3,071     $    2,914
  Interest and dividends on investment securities             187           219            398            515
  Mortgage-backed securities                                  778           940          1,569          1,806
  Deposits and overnight funds                                112            28            222            104
  Total interest income                                     2,614         2,683          5,260          5,339
                                                     --------------------------------------------------------
Interest Expense:
  Deposits                                                  1,278         1,260          2,552          2,466
  Advances from the FHLB                                      186           193            379            281
  Total interest expense                                    1,464         1,453          2,931          2,747
                                                     --------------------------------------------------------
  Net interest income                                       1,150         1,230          2,329          2,592
  Provision for loan loss                                       0             0              0              0
  Net interest after provision for loan loss                1,150         1,230          2,329          2,592

Other Income:
  Fees for financial services                                  38            62             76             85
  Loan servicing fees                                          12            13             23             28
  Net loss of assets available-for-sale                         0           (15)             0            (13)
  Net gain on the sale of loans                                36             0             63              0
  Total other income                                           86            60            162            100
                                                     --------------------------------------------------------
Other Expense:
  Compensation and employee benefits                          392           346            812            846
  Occupancy and equipment                                      95            88            198            181
  Deposit insurance premiums                                   60            58            760            114
  Professional services                                       158           135            325            220
  Income on foreclosed real estate                              0             0             (3)           (11)
  Other                                                       159           155            267            307
  Total other expense                                         864           782          2,359          1,657
                                                     --------------------------------------------------------
  Income (loss) before income tax                             372           508            132          1,035
  Income tax expense (benefit)                                136           145             50            305
                                                     --------------------------------------------------------
  Net income (loss)                                    $      236    $      363     $       82     $      730
                                                     ========================================================
  Earnings (loss) per common share of stock                 $0.16         $0.23          $0.05          $0.46
  Weighted average number of shares of                  1,508,458     1,582,540      1,507,008      1,582,398
    common stock
                                                     --------------------------------------------------------

L&B FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three and Six Months Ended December 31, 1996 (unaudited) and 1995 (unaudited) (in thousands)

                                                                                 Three Months Ended           Six Months Ended

                                                                            December 31,  December 31,   December 31,   December 31,
                                                                                1996           1995          1996           1995
                                                                            --------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $   236       $    363       $     82       $    730
  Adjustments to reconcile net income to net cash provided by
    Depreciation and amortization of premises and equipment                         45             30             90             58
    Unearned compensation expense                                                   46              0             92              0
    Net loss on the sale of investment securities available-for-sale                 0             15              0             13
    Net gain on the sale of loans held-for-sale                                    (36)             0            (63)             0
    Net gain on the sale of REO                                                      0              0              0             (5)
    FHLB stock dividends                                                           (11)           (11)           (22)           (23)
    Decrease (increase) in accrued interest receivable                              25            101              7            (56)
    Decrease (increase) in other assets                                             87           (497)          (121)          (602)
    (Decrease) increase in other liabilities                                    (1,526)          (456)          (525)            16
    Net cash (used) provided by operating activities                            (1,134)          (455)          (460)           131
                                                                            --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                                             (7,166)       (10,808)       (27,096)       (16,673)
  Principal repayments on loans                                                  5,058          6,919         20,314         10,022
  Sale of loans held-for-sale                                                    1,529          2,325          3,540          4,329
  Purchase of investment and mortgage-backed securities:
    Held-to-maturity                                                            (1,019)             0         (1,019)       (11,411)
    Available-for-sale                                                               0              6              0         (3,000)
  Maturity of investment and mortgage-backed securities
    held-to-maturity                                                               510            568          3,645          1,093
  Sale of investment and mortgage-backed securities available-for-sale               0          3,482              0          5,482
  Principal repayments on mortgage-backed securities                             1,325          1,212          2,912          3,305
  Proceeds from the sale of real estate acquired through foreclosure                 0              0             60              8
  Purchase of premises and equipment                                                (2)          (244)           (79)          (288)
  Net cash provided by (used in) investing activities                              235          3,460          2,277         (7,133)
                                                                            --------------------------------------------------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
  Dividends paid in cash ($0.20 per share - 1996 and 1995)                        (151)          (154)          (301)          (314)
  Net increase (decrease) in deposits                                               25            290           (298)         1,109
  Repayment of FHLB advances                                                    (3,500)             0         (3,500)        (9,808)
  Proceeds from FHLB advances                                                    2,500          3,500          2,500         18,404
  Net cash (used in) provided by financing activities                           (1,126)         3,375         (1,599)         9,391
                                                                            --------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                                     (2,025)         6,380            218          2,389

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                11,159          2,427          8,916          6,418

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 9,134       $  8,807       $  9,134       $  8,807
                                                                            ========================================================

L&B FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Twelve Months Ended June 30, 1996 and Six Months Ended December 31, 1996 (unaudited) (in thousands)

                                                                                            Net
                                                                                         unrealized
                                                                                        gain/(loss)
                                                                                             on          Retained
                                                 Additional   Unearned                   securities     Earnings-         Total
                             Common  Treasury     Paid-in       ESOP       Unearned      available    Substantially   Stockholders'
                             Stock    Stock       Capital      Shares    Compensation     for sale      Restricted        Equity
                           --------------------------------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995      17        0          15,998       (896)           0            (9)         10,544          25,654

Net change in unrealized       -        -               -          -            -          (109)              -            (109)
 gain (loss) on securities
 available-for-sale
Fair value of shares           -        -               -         71            -             -               -              71
 committed to be released
 from ESOP
Shares purchased for stock     -        -               -          -         (420)            -            (151)           (571)
 compensation plans
Cash dividend ($0.40 per       -        -               -          -            -             -            (625)           (625)
 share)
Purchase of treasury stock     -       (1)           (833)         -            -             -            (365)         (1,199)
Compensation expense under     -        -               -          -          112             -               -             112
 stock compensation plan
Net income                     -        -               -          -            -             -           1,450           1,450
BALANCE AT JUNE 30, 1996     $17      $(1)        $15,165      $(825)       $(308)        $(118)        $10,853         $24,783
                           --------------------------------------------------------------------------------------------------------
Fair value of shares           -        -               -         50            -             -               -              50
 committed to be released
 from ESOP
Compensation expense under     -        -               -          -           42             -               -              42
 stock compensation plan
Net change in unrealized       -        -               -                       -           153               -             153
 gain (loss) on securities
 available-for-sale
Cash dividend (0.20 per        -        -               -          -            -             -            (301)           (301)
 share)
Net income                     -        -               -          -            -             -              82              82
                           --------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31,      $17      $(1)        $15,165      $(775)       $(266)        $  35         $10,634         $24,809
 1996
                           --------------------------------------------------------------------------------------------------------

                             L & B FINANCIAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Presentation of Consolidated Financial Statements
    -------------------------------------------------

The unaudited consolidate financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include the information, or footnotes, necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim consolidated financial statement have been included. All such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain amounts in the prior year's financial statements have been classified to conform with current year classifications.

On November 13, 1995, Sulphur Spring Loan and Building Association ("Association") reorganized in to the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Association. Each outstanding share of common stock of the Association and options to acquire shares of common stock of the Association, became outstanding shares of common stock of the Registrant and options to acquire common shares of the Registrant, respectively, as a result of the Reorganization. Accordingly, the financial statements for the three and six months ended December 31, 1995 and 1996 include the accounts of L&B Financial, Inc. (the "Corporation") and the Association. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to the Reorganization, the Corporation had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Association, the Registrant has engaged in no significant activity other than holding the stock of the Association and engaging in certain passive investment activities. On November 30, 1995, the Association converted from a Texas chartered savings and loan association to a Texas chartered savings bank to be known as Loan and Building State Savings Bank (the "Bank").

2.  Earnings per Common and Common Equivalent Share of Stock
    --------------------------------------------------------

Earnings per share for the three and six months ended December 31, 1996 and 1995 were computed based on the weighted average number of common shares outstanding during the periods. Stock options outstanding are not considered in determining earnings per share because they have no significant dilutive effect on earnings per share. The Corporation accounts for the 100,050 shares acquired by the ESOP in accordance with Statement of Position 93-6. Shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation.

3.  Assets Pledged
    --------------

At December 31, 1996, $1,000,00 of debt securities were pledged by the Corporation as collateral to secure deposits of the Federal Reserve Bank of Dallas.

The Corporation pledges as collateral for Federal Home Loan Bank advances their Federal Home Loan Bank stock and has entered into a blanket collateral agreement with the Federal Home Loan Bank whereby the Corporation maintains, free of other encumbrances, qualifying mortgages (as defined) with unpaid principal balances equal to, when discounted at 65% of the unpaid principal balances 100% of outstanding advances.

4.  Commitments
    -----------

At December 31, 1996, the Corporation had outstanding loan commitments, excluding approximately $2,035,000 of the undisbursed portions of interim construction loans, totaling approximately $1,216,000.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Financial Condition
-------------------

Total assets decreased $1,728,000 to $142,402,000 at December 31, 1996, as compared with $144,130,000 at June 30, 1996. Loans receivable, net, increased $3,305,000, or 5.0%, to $69,657,000 at December 31, 1996 from $66,352,000 at
June 30, 1996. This growth has been funded with the maturities of investment securities and the principal repayments of mortgage-backed securities and collateralized mortgage obligations ("CMO's"), which decreased $5,316,000, or 8.3%, to $58,848,000 at December 31, 1996 from $64,164,000 at June 30, 1996.
Funds received from the maturity of investment securities were also used to reduce outstanding advances at the Federal Home Loan Bank of Dallas to $12,500,000 at December 31, 1996 from $13,500,00 at June 30, 1996.

As of December 31, 1996, real estate acquired through foreclosure ("REO") consisted of five properties with a net book value of approximately $293,000. Four of the properties are single family residences with a combined book value of $143,000. The remaining property is a small commercial strip center with a book value of $150,000.

The Corporation experienced a slight decrease in deposits during the six months ended December 31, 1996. Deposits decreased $298,000, or 0.3%, to $104,267,000 at December 31, 1996 from $104,565,000 at June 30, 1996. This increase is primarily the result of the change in the market value of investment and mortgage-backed securities available-for-sale. At June 30, 1996, investment and mortgage-backed securities available-for-sale had an after tax net unrealized loss of $118,000. At December 31, 1996, the same portfolio had an after tax net unrealized gain of $35,000, an increase in value of $153,000. The Corporation declared dividends of $0.20 per common share ($301,000) during the six months ended December 31, 1996. During the six months ended December 31, 1996, the Corporation also reduced the ESOP Trust debt $50,000 to $775,000 and amortized unearned compensation $42,000 to $266,000.

Liquidity
---------

Sufficient liquidity enables the Corporation to meet demand for loan disbursements and fund deposit withdrawals and to purchase investment and mortgage-backed securities, repay debt, pay interest on deposits and meet other operating expenses. The Corporation's primary sources of liquidity are savings deposits, loan repayments, borrowings, and the repayments of principal from investment and mortgage-backed securities. The availability of funds from the prepayment of loans and mortgage-backed securities is influenced by interest rates and market conditions.

The Corporation monitors its liquidity in accordance with applicable regulatory requirements. The Corporation is subject to certain liquidity requirements as established by the Texas Savings and Loan Department and the Federal Deposit Insurance Corporation ("FDIC"). The Corporation is required to maintain a minimum of 10% of an amount equal to its average daily deposits for the most recently completed calendar quarter in cash, unpledged demand accounts in other federally insured depositories, accounts at the

Federal Reserve Bank and the Federal Home Loan Bank, and other readily marketable investment securities. The Corporation's minimum required amount of liquid assets, as defined above, was $10,386,000 for the quarter ended December 31, 1996. The Bank had $63,402,000 in liquid assets at December 31, 1996, giving the Bank a liquidity ratio of 61.05%. As in the past, management expects that the Corporation can meet its obligations to fund its outstanding loan commitments, which were approximately $1,216,000, as described in Note 4, to the Consolidated Financial Statements, and other funding commitments while maintaining liquidity in excess of regulatory requirements.

Capital Resources
-----------------

At December 31, 1996, the Corporation exceeded its core capital and risk-based capital requirements. The following table sets forth (in thousands) the Corporation's current capital requirements, actual capital position and excess capital on both a dollar and percentage basis as reported in the December 31, 1996 Call Report.


                               Tier One    Tier One     Tier Two
                                 Core     Risk-based   Risk-based
                                Capital     Capital      Capital
                               -----------------------------------
Adjusted capital               $ 19,244      $19,244      $20,000
Capital ratio                     13.84%       30.00%       31.19%
Minimum capital requirement       5.562        2.564        5.129
Minimum capital ratio              4.00%        4.00%        8.00%
Excess capital                   13,682       16,680       14,871
Excess capital ratio               9.84%       26.00%       23.19%
Total adjusted assets          $139,056      $64,112      $64,112
                               -----------------------------------


Results of Operations for the Three and Six Months Period Ended December 31,
----------------------------------------------------------------------------
1996 and 1995
-------------

General
-------

For the three months ended December 31, 1996, the Corporation earned $236,000, or $0.16 per share, decreasing $127,000 from the $363,000 earned for the three months ended December 31, 1995. This decreased is primarily the result of increased operating costs and pressure on the net interest margin. Other expense increased $82,000 to $864,000 for the three months ended December 31, 1996 as compared with the three months ended December 31, 1995 primarily due to increases in employee expense and professional services. Net interest income decreased $80,000 to $1,150,000 for the same comparative time period due to a decrease in interest income.

The Corporation earned $82,000, or $0.05 per share, for the six months ended December 31, 1996 as compared with net income of $730,000 for the six months ended December 31, 1995. This $648,000 reduction in net income is the result of a special assessment levied upon the Corporation by the Federal Insurance Deposit Corporation ("FDIC") to recapitalized the Savings Association Insurance Fund ("SAIF"). The assessment was set at $0.657 per $100 of assessable deposits as of March 31, 1995, or $640,000. This resulted in a pretax charge against earnings of $640,000 ($423,000 net of tax). This assessment eliminates a large portion of the disparity in deposit insurance premiums paid by Bank Insurance Fund ("BIF") insured institutions and SAIF-insured institutions. SAIF-insured institutions will continue to pay $0.051 per $100 of assessable deposits more than BIF-insured institutions through the end of 1999. The Corporation also experienced a decrease in net interest income before provision for loan losses of $263,000, or 10.1%, to $2,329,000 for the six months ended December 31, 1996 as compared with the same six month period ended December 31, 1995. The Corporation did experience an increase in other income of $62,000 to $162,000 for the six months ended December 31, 1996 as compared with $100,000 for the six months ended December 31, 1995. Fees paid for professional services increased $105,000 or 47.7%, to $325,000 for the same comparative time period due to fees associated with the anticipated acquisition of the Corporation by Jefferson.

Interest Income
---------------

Total interest income for the six months ended December 31, 1996, decreased $79,000 to $5,260,000 from $5,339,000 for the six months ended December 31, 1995. The $237,000 and $117,000 decrease in interest earned on (i) mortgage-backed securities and (ii) interest and dividends on investments securities, respectively, for the six months ended December 31, 1996 as compared with the six months ended December 31, 1995 was offset by increases of $157,000 and $118,000 in interest earned on (i) Loans and (ii) deposits and overnight funds, respectively. This is consistent with the Corporation's current focus on loan origination. The Corporation is funding these originations with the funds mad e available through the principal repayments on mortgage-backed securities and the maturity of investment securities. Interest income on deposits and overnight funds increased due to increased balances of these assets held in anticipation of future loan originations and the repayment of a maturing FHLB advance early in the third quarter of the Corporation's fiscal year.

The Corporation experienced a decreased of $69,000, or 2.6%, in interest income to $2,614,000 for the three months ended December 31, 1996 from $2,683,000 for the three months ended December 31, 1995. Interest income on mortgage-backed securities and interest and dividends on investments decreased $162,000 and $32,000, respectively, for the three months ended December 31, 1996 as compared with the three months ended December 31, 1995. Interest income on deposits and overnight funds increased $84,000 to $112,000 for the three months ended September 30, 1996 as compared with the same period in fiscal 1995, while interest income on loans increased $41,000 for the same time period. This is consistent with the strategy noted above.

Interest Expense
----------------

For the six months ended December 31, 1996, interest expense increased 6.7%, or $184,000, to $2,931,000 as compared with $2,747,000 for the six months ended December 31, 1995. Interest expense on deposit accounts increased 3.5%, or $86,000, to $2,552,000 for the six month period as compared with last year. This increase is due primarily to slightly higher rates being offered and paid on deposit accounts during 1996. Interest expense on advances from the FHLB increased $98,000 for the six months December 31, 1996 as compared with the same time period in 1995. During the six months ended December 31, 1996, the Corporation's average outstanding advances were $13,500,000 and during the comparable period in 1995, the average outstanding advances were $10,317,000.

Total interest expense for the three months ended December 31, 1996 increased $11,000 to $1,464,000 as compared to $1,453,000 for the three months ended December 31, 1995. Interest expense on deposits increased $18,000 for the three month period due to the higher rates paid on deposit accounts in 1996 as compared with 1995. Interest paid on the Corporation's FHLB advances was $183,000, a decrease of

$7,000 from the same time period last year due to lower rates paid on the $13,500,000 advances during the three months ended December 31, 1996 as compared with the three months period in 1995.

Provision for Loan Loss
-----------------------

The provision for loan loss is charged to earnings to bring the total allowance for loan loss to a level deemed appropriate by management based on historical experience, the volume and type of lending being conducted by the Corporation, industry standards, the amount of the Corporation's non-performing assets, general economic conditions and other factors related to the collectability of the Corporation's loan portfolio. During the three and six months periods ended December 31, 1996 and 1995 there was no provision for loan loss. As of December 31, 1996, the Corporation's allowance for loan loss was $756,000, or 1.08% to total loans, net, and 203.2% of loans which were contractually pas due ninety days or more as of such date.

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated (in thousands).

                                                           December 31,   September 30,   June 30,
                                                               1996            1996         1996
                                                         -----------------------------------------

Loans which are contractually past due 90 days or more:
  Real estate:
    Residential
    Commercial                                                 $ 329         $ 290          $ 137
    Construction                                                  12            12              0
  Non-mortgage                                                     0             0              0
  Total                                                           31            22              0
                                                               $ 372         $ 324          $ 137
                                                         =========================================
Percentage of loans receivable, net                             0.53%         0.47%          0.21%
Allowance for loan loss                                        $ 756         $ 756          $ 756
Real estate acquired through foreclosure                       $ 293         $ 293          $ 353
                                                         -----------------------------------------

Other Income
------------

Total other income increases $62,000 to $162,000 for the six months ended December 31, 1996 as compared with $100,000 for the six months ended December 31, 1995. This increase was primarily due to a net gain on the sale of loans held-for-sale of $63,000 during the six months ended December 31, 1996. Loan servicing fees decreased $5,000 to $23,000 for the six months ended December 31, 1996 due to the amortization of originated mortgage servicing rights under Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights."

Other income increased $26,000 or 43.3%, to $86,000 for the three months ended December 31, 1996 as compared with $60,000 for the three months ended December 31, 1995. Part of the increase was due to a net gain of $36,000 on the sale of loans held-for-sale realized in 1996 and a net loss of $15,000 on the sale on investment and mortgage-backed securities realized in 1995. Fees for financial services decreased $24,000 to $38,000 for the three months ended December 31, 1996 as compared with the three months ended December 31, 1995 and was the result of nonrecurring income related to the dissolution of an operating subsidiary during the three months ended December 31, 1995.

Other Expense
-------------

Total other expense increased $702,000, or 42.4%, to $2,359,000 for the six months ended December 31, 1996, as compared with $1,657,000 for the same period in 1995. This increase was primarily due to the $640,000 deposit insurance assessment discussed above. The assessment was due and payable on November 27, 1996. Fees for professional services increased $105,000 to $325,000 for the three months ended December 31, 1996 from $220,000 for the three months ended December 31, 1995 due to fees associated with the Corporation's proposed merger with Jefferson Bancorp. These increases were partially offset by a decrease of $40,000 and $34,000 in other expense and compensation and employee benefits, respectively, for the six months ended December 31, 1996. Compensation and employee benefits decreased due to changes in employee health care benefits, the elimination of free dependent coverage and a change in the Corporation's bonus policy. Other expenses decreased as a result of general cost containment measures taken by the Corporation to increase profitability and eliminate unnecessary expenditures.

For the three months ended December 31, 1996, total other expense increased 10.5%, or $82,000, to $864,000 as compared with the three months ended December 31, 1995. Compensation and employee benefits increased $46,000, or 13.3%, to $392,000 for the three months ended December 31, 1996 as compared with the prior year due to nonrecurring adjustments made to employee benefit plans during the three months ended December 31, 1995. Fees for professional services increased $23,000 for the three month period as compared with 1995 due to the acquisition discussed above.

Taxes on Income
---------------

The Corporation's provision for income tax for the six months ended December 31, 1996 was $50,000. This compares with a provision for income taxes of $305,000 (30% effective tax rate) for the comparable period in 1995. The provision for income taxes for the three months ended December 31, 1996 was $136,000 (36% effective tax rate) as compared with $145,000 (29% effective tax rate) for the three months ended December 31, 1995.

Proposed Acquisition by Jefferson Savings Bancorp, Inc.
-------------------------------------------------------

The Corporation entered into an Agreement and Plan of Merger with Jefferson Savings Bancorp, Inc. ("Jefferson") on September 25, 1996, which calls for the merger of the Corporation into a wholly-owned subsidiary of Jefferson for consideration consisting of cash and stock of Jefferson. Approval of the proposed merger will be submitted to a vote of the Corporation's shareholders at a special meeting of the shareholders to be held on February 25, 1997. Consummation of the merger is also conditioned on regulatory approval.

                          PART II.  Other Information

Item 1.  Legal Proceedings
         -----------------

         The Corporation is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Corporation.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Corporation's annual meeting of stockholders was held on October 29, 1996. At that meeting the following three directors of the Corporation were reelected for a three-year term by the following vote:

                                     For     Against  Not Voted
                                     ---     -------  ---------
         Enos L. Ashcroft, III    1,426,575    2,300    155,250
         Daniel E. Bonner         1,426,575    2,300    155,250
         Wayne H. Galyean         1,426,575    2,300    155,250

         The term of office of the following directors, W.T. Allison, II, Bob J. Burgin, James H. Connelly, C. Glynn Lowe and Thomas J. Payne, continued after the meeting.

         The only other matter acted on at the meeting was the approval of the appointment of Oakerson, Arnold, Walker & Co. as the Corporation's independent public accountants by the following vote:

                                     For     Against  Not Voted
                                     ---     -------  ---------
                                  1,425,109      340    155,250

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits

             4. The Agreement and Plan of Merger made September 25, 1996, among L&B Financial Inc., Jefferson Savings Bancorp, Inc., and Jefferson Savings AcquisitionCo., Inc., is incorporated herein by reference to Appendix A of the Proxy Statement/Prospectus in the Form S-4 Registration Statement No. 333-10211 effective January 28, 1997.

         b.   Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             L&B Financial, Inc.
                             (Registrant)


Date:  February 21, 1997     By:      /s/ C. Glynn Lowe
                                   -------------------
                                   C. Glynn Lowe
                                   President


Date:  February 21, 1997     By:      /s/ Linda Galligher
                                   ---------------------
                                   Linda Galligher
                                   Sr. VP & Sec.